Form 10-K
period 1993-12-31
DELTONA CORP
filed 1994-09-30
CIK 27984

==================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(MARK ONE)

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDING DECEMBER 31, 1993

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 1-4719

                            THE DELTONA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                59-0997584
         (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)            IDENTIFICATION NUMBER)

             3250 S.W. THIRD AVENUE
                 MIAMI, FLORIDA                            33129
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (305) 854-1111

                   SECURITIES REGISTERED PURSUANT TO SECTION
                               12(G) OF THE ACT:

                           COMMON STOCK, $1 PAR VALUE
                                (TITLE OF CLASS)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENTS TO THIS FORM 10-K. [ ]

         STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: $1,097,602 BASED AVERAGE BID AND ASKED PRICES OF SUCH STOCK AS TRADED ON THE OVER-THE-COUNTER ON SEPTEMBER 9, 1994. (EXCLUDES SHARES OF VOTING STOCK HELD BY DIRECTORS, EXECUTIVE OFFICERS AND BENEFICIAL OWNERS OF MORE THAN 10% OF THE REGISTRANT'S VOTING STOCK; HOWEVER, THIS DOES NOT CONSTITUTE AN ADMISSION THAT ANY SUCH HOLDER IS AN "AFFILIATE" FOR ANY PURPOSE.)

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: 6,664,156 SHARES OF COMMON STOCK, $1 PAR VALUE, AS OF AUGUST 31, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
                =================================================

                            THE DELTONA CORPORATION

                                     INDEX

FORM 10-K                                 SECTION HEADING IN               PAGE
 ITEM NO.                                 ATTACHED MATERIAL               NUMBER

PART I
     Items 1 and 2 ......... Business........................................  1
                              General........................................  1
                              Recent Developments............................  1
                              Business Segments..............................  4
                              Real Estate....................................  5
                              Other Businesses............................... 11
                              Employees...................................... 11
                              Competition.................................... 11
                              Regulation..................................... 11
     Item 3 ................ Legal Proceedings............................... 16
     Item 4 ................ Not Applicable

PART II
     Item 5 ................ Price Range of Common Stock and Dividends....... 18
     Item 6 ................ Selected Consolidated Financial Information..... 19
     Item 7 ................ Management's Discussion and Analysis of
                              Financial Condition and Results of Operations.. 20
     Item 8 ................ Index to Consolidated Financial Statements and
                              Supplemental Data.............................. 35
     Item 9 ................ Not Applicable

PART III
     Items 10, 11 and 13 ... Directors and Executive Officers................ 62
                              Directors  of the  Company..................... 62
                              Executive Officers of the Company.............. 68
                              Executive Compensation......................... 69
     Item 12 ............... Ownership of Voting Securities of the Company... 77

PART IV
     Item 14 ............... Exhibits, Financial Statement Schedules and
                              Reports on Form  8-K........................... 80

ITEMS 1 AND 2

                                    BUSINESS
GENERAL

         The Company was founded in 1962 and is principally engaged in the development and sale of Florida real estate, through the development of planned communities on land acquired for that purpose. The Company offers single-family lots and multi-family and commercial tracts for sale, in communities designed by the Company. The Company has developed nine planned communities in Florida, six of which are completed and three are in various stages of development, and range in size from 1,500 to over 17,000 acres with a combined estimated population in excess of 174,000. The Company plans, designs and develops roads, waterways, recreational amenities, grading and drainage systems within these communities. Since 1962, the Company has sold over 137,000 single-family lots and multi-family and commercial tracts in its communities, in addition to approximately 13,000 single-family homes and over 4,300 multi-family housing units.

     The Company has substantial land holdings in Florida. Its holdings include an inventory of over 19,500 unsold platted single-family lots and multi-family and commercial tracts. (Platting is the process of recording, in the public records of the county where the land is located, a map or survey delineating the legal boundaries of the lots and tracts.) See "Real Estate: Land".

         The Company also operates other businesses related to its real estate activities, such as a title insurance company and a real estate brokerage company. In addition, the Company has designed and constructed country clubs, golf courses and other recreational amenities at its communities, and operates such amenities until their conveyance or sale.

         Historically, the Company has designed, constructed and operated utility systems for the distribution of water and LP gas and for the collection and treatment of sewage, primarily at the Company's communities. However, on June 6, 1989, Topeka Group Incorporated ("Topeka"), a subsidiary of Minnesota Power & Light Company ("MPL"), exchanged the Company's Preferred Stock which it acquired in November, 1985 for the Company's utility subsidiaries.

         The Company is incorporated in Delaware and has its principal executive offices at 3250 S.W. Third Avenue, Miami, Florida 33129. Its telephone number is
(305) 854-1111. The Company, as used herein, refers to The Deltona Corporation and, unless the context otherwise indicates, its wholly-owned subsidiaries.

RECENT DEVELOPMENTS

         On July 13, 1994, Antony Gram was appointed Chairman of the Board and Chief Executive Officer of the Company. As Chairman and Chief Executive Officer, Mr. Gram was given the responsibility of resolving the financial and legal difficulties facing the Company and developing an alternative business plan to enable the Company to continue as a going concern.

         Mr. Gram, who had served as a director of the Company and Vice Chairman of the Board from June, 1992 through April 6, 1994, holds a controlling interest in Yasawa Holdings N.V., a Netherlands Antilles Corporation ("Yasawa") and Wilbury International N.V., a Netherlands Antilles Corporation ("Wilbury"), which holds all of the issued and outstanding capital stock of Selex International B.V., a Netherlands Corporation ("Selex"). As a consequence, Mr. Gram is deemed to be the beneficial owner of 3,109,703 shares of Common Stock of the Company (46.7% of the outstanding shares of Common Stock of the Company, based upon the number of shares of the Company's Common Stock outstanding as of August 19, 1994).

         Although the Company has experienced severe liquidity problems since 1990, the Company was able to stabilize its situation somewhat in 1992 when it completed a $13,500,000 sale of contracts receivable and a transaction with Selex, which resulted in the infusion of additional funds into the Company and in a change in control of the Company.

         In conjunction with the Selex transaction, Selex loaned the Company $3,000,000 collateralized by a first mortgage on certain of the Company's property in its St. Augustine Shores, Florida community ("the First Selex Loan") and acquired from Empire of Carolina, Inc. ("Empire") 2,220,066 shares of the Company's Common Stock held by Empire, as well as the $1,000,000 Loan which Empire previously made the Company (with interest accrued thereon of approximately $225,000). As part of the Selex transaction, Selex was granted an option, which, as modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion, and Selex held an aggregate of 2,820,066 shares of the Company's Common Stock (42.3% of the outstanding shares of Common Stock of the Company, based upon the number of shares of the Company's Common Stock outstanding as of August 19, 1994). In December, 1992, Mr. Gram, the beneficial owner of the Common Stock of the Company held by Selex, acquired all of the Company's outstanding bank debt and then assigned same to Yasawa. Yasawa simultaneously completed a series of transactions with the Company which involved the transfer of certain assets to Yasawa or its affiliated companies, the acquisition by Yasawa of 289,637 shares of the Company's Common Stock through the exercise of warrants previously held by the banks, the provision of a $1,500,000 line of credit to the Company and the restructuring of the remaining debt as a $5,106,000 loan from Yasawa ("the Yasawa Loan").

         The Company began 1993 with the objective of securing the financing necessary to effectively implement its marketing program and achieve the objectives of its business plan so that the Company could continue as a going concern. The business plan was designed to significantly increase the Company's sales through a major marketing effort so that future working capital could be obtained by selling or otherwise financing newly generated contracts and mortgages receivable. During 1993, the Company was dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. On April 30, 1993, Selex loaned the Company an additional amount of $1,000,000 ("the second Selex loan") and since July 1, 1993 made further loans to the Company aggregating $4,400,000 ("the third Selex loan"). Funds advanced under the third Selex loan enabled the Company to commence implementation of its marketing plan in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its ongoing working capital requirements.

         While Selex, Yasawa and their affiliates provided the Company with certain limited funds in the first quarter of 1994, such funds were not sufficient to meet the Company's obligations or support its marketing program. Additionally, on March 10, 1994, the Company was advised that Selex filed Amendment No. 2 dated February 17, 1994 to its Schedule 13d ("the Amendment") with the Securities and Exchange Commission ("the Commission"). In the amendment, Selex reported that it, together with Yasawa and their affiliates, were uncertain as to whether they would provide any further funds to the Company. The amendment further stated that Selex, Yasawa and their affiliates were seeking third parties to provide financing for the Company and that as part of any such transaction, they would be willing to sell or restructure all or a portion of their loans and Common Stock in the Company.

            Since March, 1994, the Company together with Selex, Yasawa and their affiliates, have engaged in discussions with third parties to provide funds to the Company through loans, equity investments or asset acquisitions. None of such discussions has resulted in an agreement or commitment by any party. In the interim, the Company's liquidity position further deteriorated, causing the Company to default on certain obligations, including its escrow obligations to the State of Florida, Department of Business and Professional Regulation, Division of Land Sales, Condominiums and Mobile Homes ("the Division") pursuant to the Company's 1992 Consent Order, its obligation under its lease for its corporate offices and its obligation to make required principal and interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid certain real estate taxes which aggregate approximately $1,549,000, as of August 31, 1994 and is subject to certain pending litigation claims which could further adversely affect the financial condition of the Company. To address its severe lack of working capital, the Company has drastically reduced the scope of its operations, which, among other things, required the Company to reduce its staffing levels by over 76% since December 31, 1993. See "Regulation - Other Obligations", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Notes 1, 5 and 8 to Consolidated Financial Statements.

         On April 6, 1994, both the New York and Pacific Stock Exchanges suspended the Company's Common Stock from trading and instituted procedures to delist the Company's Common Stock. On June 16, 1994, the Company's Common Stock was formally removed from listing and registration on the New York Stock Exchange. As of August 31, 1994, the Company's Common Stock was traded on a limited basis in the over-the-counter markets.

         The above-described appointment of Mr. Gram as Chairman and Chief Executive Officer of the Company represents a further attempt by the Board of Directors to address the Company's financial difficulties. In conjunction with Mr. Gram's appointment, he has loaned funds to the Company to pay certain essential expenses and effectuate certain settlements with the Company's principal creditors. Yasawa has, as of August 31, 1994, advanced an aggregate amount of $1,200,000 to the Company ("the second Yasawa loan") at an interest rate of 8% per annum. Efforts are continuing to seek third parties to provide funds to the Company, to reach reasonable settlements with the Company's principal creditors and to develop an alternative business plan that would provide for the Company to continue as a going concern. There can be no assurance, however, that any of these efforts will be successful, that additional financing will be obtained, that reasonable settlements will be effected with the Company's principal creditors, or that an alternative business plan will be developed and successfully implemented. Consequently, there can be no assurance that the Company can continue as a going concern. In the event that these matters are not successfully addressed, the Company's Board of Directors will consider other appropriate action given the severity of the Company's liquidity position, including, but not limited to, filing for protection under the federal bankruptcy laws. Alternatively, the Company could be subject to the filing of an involuntary bankruptcy proceeding in the event it is unable to resolve and settle pending litigation, satisfy settlement commitments and other unpaid creditor claims. See "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 5 and 8 to Consolidated Financial Statements.

BUSINESS SEGMENTS

         The following table sets forth the total amounts of revenues and operating profits (losses) from continuing operations attributable to each of the Company's business segments for the years ended as indicated.
See Note 12 to Consolidated Financial Statements:


                                                      YEARS ENDED
                          --------------------------------------------------------------------
                          DECEMBER 31,  DECEMBER 25,  DECEMBER 27,  DECEMBER 28,  DECEMBER 29,
                              1993          1992          1991          1990          1989
                           --------     ---------     ---------      ---------       --------
                                                     (IN THOUSANDS)
REVENUES
Real estate:
  Net land sales(a) ..     $  2,432     $   2,092     $   1,154      $  11,612      $  38,475
  Housing revenues ...          344           -0-           120          1,919          5,718
  Improvement revenues(b)     4,725         2,404           -0-          2,152          7,559
  Interest income(c) .        1,197         3,584         5,270          8,236          9,102
  Other ..............           67           -0-           -0-            -0-             50
                           --------     ---------     ---------      ---------       --------
    Total real estate         8,765         8,080         6,544         23,919         60,904
Other(d) .............        3,447         4,372         4,510          5,436          6,370
Intersegment sales(e)          (113)         (235)         (270)          (322)          (395)
                           --------      ---------     ---------      ---------     ---------
    TOTAL ............     $ 12,099     $  12,217     $  10,784      $  29,033      $  66,879
                           ========     =========     =========      =========      =========

OPERATING PROFITS (LOSSES)
Real estate ..........     $ (3,073)    $   1,486     $  (6,750)     $    (798)     $  19,114
Other ................          279         2,209         1,928          1,789          1,305
General corporate expense    (4,721)       (7,057)       (7,811)       (10,602)       (12,190)
Merger expense .......          -0-           -0-           -0-            -0-           (500)
Interest expense .....       (1,257)       (3,356)       (6,896)        (7,397)        (6,858)
                           --------     ---------     ---------      ---------      ---------
 INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEMS   $ (8,772)    $  (6,718)    $ (19,529)     $ (17,008)     $     871
                           ========     =========     =========      =========      =========

- - --------------------
(a) Net land sales consist of gross land sales less estimated uncollectible installment sales and contract valuation discount and, prior to 1991, deferred revenue (see Notes 1, 2 and 7 to Consolidated Financial Statements).

(b) Improvement revenues consist of revenue recognized due to completion of improvements on prior period sales.

(c) Interest income primarily consists of interest earned on contracts and mortgages receivable and on temporary cash investments and the amortization of valuation discounts.

(d) Other consists of revenues from sales other than real estate, the major portion of which comes from the country club operations (see Note 11 to Consolidated Financial Statements).

(e) Intersegment sales consist primarily of sales between the Company and its title insurance subsidiary.

REAL ESTATE

     The Company's principal business segment has primarily involved the development and marketing of planned communities in Florida since 1962. The following table sets forth certain information about these communities and other land assets of the Company as of December 31, 1993. For a detailed description of these communities, see "Existing Communities" and "Other Properties".

                                             EXISTING COMMUNITIES

                                                                  PLATTED      UNIMPROVED        IMPROVED
                   ACREAGE     INITIAL              ESTIMATED   LOTS & TRACTS  UNSOLD PLATTED    UNSOLD PLATTED
                   IN          ACQUISITION  YEAR    CURRENT     IN MASTERPLAN  LOTS & TRACTS     LOTS & TRACTS    UNPLATTED
                   MASTERPLAN  YEAR         OPENED  POPULATION       (A)           (A) (B)           (A) (B)      ACREAGE
                   ----------  -----------  ------  ----------  -------------  --------------    --------------   ---------



 * Deltona Lakes...  17,203    1962         1962    54,500       34,964             -                   6            -
 * Marco Island(c).   7,844    1964         1965    34,000        8,657             -                   1            -
 * Spring Hill(d)..  17,240    1966         1967    60,000       32,909             -                   6            -
 * Citrus Springs
    (e),(f),(g)...   15,954    1969         1970     5,600       33,783             -                  42(f)         2
   St. Augustine
     Shores .......   1,985    1969         1970     6,700        3,130           875                   6           16
   Sunny Hills.....  17,743    1968         1971     1,200       26,251        12,281                 842            -
 * Pine Ridge......   9,994    1969         1972     2,100        4,833             -                  10            -
   Marion Oaks(e)..  14,644    1969         1973     6,800       27,537         4,265               1,205            -
 * Seminole Woods..   1,554    1969         1979       290          262             -                   -            -

 JOINT VENTURE
       COMMUNITY:

 * Tierra Verde....     666    1976         1977     3,000        1,036             -                   -            -
                    -------                        -------      -------        ------               -----           --

 Total............. 104,827                        174,190      173,362        17,421(f)            2,118(f)        18
                    =======                        =======      =====          ======               =====           ==

                                   OTHER PROPERTIES
                                                                     INITIAL
                                                                     ACQUISITION
                                                                     YEAR         ACRES
                                                                     -----------  ----
Other Land Assets:
Other land adjacent to existing communities(h).......................Various      92
                                                                                  --

          Total......................................................             92
                                                                                  ==

- - --------------------
*   Development completed.

(a) Excluded from these lots and tracts are approximately 340 improved and 87 unimproved lots and tracts that are required for drainage and cannot be sold, and approximately 202 improved and 415 unimproved lots and tracts that have been removed from sale for encumbrances or additional site development, which can only be sold when these issues are resolved. Also excluded are amenities consisting of 4 administration facility sites, 3 recreational facility sites and 2 unimproved golf course sites, as well as approximately 560 tracts reserved for community usage such as for greenbelts, buffer areas, church and school sites.

(b) "Unimproved Unsold Platted Lots & Tracts" and "Improved Unsold Platted Lots & Tracts", when added to lots and tracts sold, as described in "Existing Communities", may not equal "Platted Lots & Tracts in Masterplan" for various reasons, such as the subdivision of tracts into two or more parcels for sale to different purchasers.

(c) Excludes permit denial areas.

(d) Includes the South Hernando U.S. # 19 Commerce Center.

(e) Excluded 84 Citrus Springs and 65 Marion Oaks improved lots deeded to the purchaser of the Company's contracts receivable as exchange inventory to be available for customers who pre-pay their contracts prior to the installation of water service lines within one mile of their homesite and who wish to commence immediate construction. Unused exchanged inventory will be reconveyed to the Company when all purchased receivables have matured and are paid in full.

(f) Excludes 850 improved and 844 unimproved platted lots and tracts held for retail sale by Citony Development Corporation ("Citony"), an affiliate of Yasawa. The property acquired by Citony in December, 1992 had been marketed by the Company during 1993 and early 1994 pursuant to a joint venture agreement between the Company and Citony. The Company and Citony agreed to terminate the joint venture agreement in April, 1994; however, the Company is providing certain assistance to Citony during the transition period.

(g) Excludes 17 improved lots held by SunBank/Miami, N.A., as Trustee for the Marco Shores Trust.

(h) Excludes 18 unplatted acres in existing communities and 3,829 acres of unplatted natural preserves restricted for recreational park use which cannot be sold.

  LAND

 In selecting sites for its communities, the Company examined various demographic and economic factors, the regulatory climate, the availability of governmental services and medical, educational and commercial facilities, and estimated development costs. Its communities are accessible to major highways and Florida's major metropolitan areas and are near at least one large body of water that can be used for recreational purposes. Other criteria used by the Company in site selection are the suitability of the land for natural or engineered drainage and the availability of a sufficient supply of potable water to support the community's anticipated population.

 The master plans of the Company's communities have been designed to provide for amenities such as golf courses, greenbelt areas, parks and recreational areas, as well as for the basic infrastructure, such as roads and water, and in selected development areas, sewer lines. Sites are set aside for shopping centers, schools, houses of worship, medical centers and public facilities such as libraries and fire stations.

 In its major planned communities, the Company offers for sale lot and house "packages" situated on paved streets. In other areas of these communities, the Company historically has sold single-family lots and multi-family and commercial tracts on an installment basis. Prior to 1991, the Company sold such land, subject to a future development obligation, accepting down payments as low as 5% of the sales price, with the balance payable over periods ranging from 2 to 15 years, depending on the payment plan selected. When the applicable rescission period expired and the Company received at least 10% of the contracted sales price, a substantial portion of the revenue and related profit on the sale was recognized, with the remaining revenue and profit deferred and recognized as land improvements such as street paving occurred.

 Due to various factors, since 1986, the Company had utilized a deed and mortgage format for effecting sales in certain communities upon receipt of a down payment equal to at least 25% of the sales price. Beginning September 29, 1990, the Company changed its method of recognizing land sales by recording the sale of lots, subject to a future development obligation, under the deposit method; since January 1, 1991, no sale has been recognized until the Company receives at least 20% of the contracted sales price; and beginning in the fourth quarter of 1991, the Company limited the sale of lots to those which front on a paved street and are ready for immediate building. See Note 1 to Consolidated Financial Statements.

 A portion of the contract purchase price is discounted and treated as interest income to be amortized over the life of the contract. Interest income is also earned in accordance with the interest rate stated in the installment land sales contract. The Company further provides an allowance for contract cancellations based on the historical experience of the Company for such cancellations.

 Substantially all of the Company's single-family lot and multi-family and commercial tract sales have been made on an installment basis. Of the over 137,000 lots and tracts sold since the Company's inception, contracts receivable presently exist with respect to approximately 879 lots and tracts with an outstanding balance of approximately $10,132,000 at December 31, 1993, excluding contracts receivable of which the Company is a guarantor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 2 to Consolidated Financial Statements.

  HOUSING

 Historically, the Company has been involved in the design, construction and marketing of single-family homes and multi-family housing, including both condominium apartment complexes and a vacation ownership (timesharing) project. Since commencing operations, the Company has constructed and sold approximately 13,000 single-family homes and over 4,300 multi-family housing units in its communities, with much of the actual construction performed by subcontractors. Revenues, as well as related costs and expenses, from single-family home and vacation ownership sales are recorded at the time of closing.

 SINGLE-FAMILY HOUSING

 Although the Company had discontinued its single-family housing activities at the end of 1984, in December, 1992, the Company re-entered the single-family housing business at its Marion Oaks community. Two and three bedroom moderately-priced homes are being constructed by an exclusive independent builder at the Company's FeatherNest housing village in this community and sold in the local markets and through the Company's independent dealer network. These homes include, as standard features, cathedral ceilings, attached garages, lanais, breakfast nooks and spacious walk-in closets. The housing village is planned to feature its own recreational complex, including a swimming pool, tennis courts and other amenities. The Company also offers the same model line in Marion Oaks outside of the FeatherNest village in a suburban program as well as build on your own lot program for those purchasers who have previously acquired a lot. During the third quarter of 1993, the Company introduced its "House of the Year," a two-bedroom home, priced from as low as $47,900 on the purchaser's already-owned lot.

 MULTI-FAMILY HOUSING

 The Company has designed, constructed and sold more than 4,300 condominium apartment units at its communities in buildings ranging from garden-style apartment complexes to luxury high-rise towers. Every condominium complex constructed by the Company includes at least one pool and patio area; many feature tennis courts and other recreational amenities.

 Substantially all of the Company's remaining inventory in its vacation ownership complex, The Surf Club, located on the Gulf of Mexico at Marco Island, was sold in 1990.

  MARKETING

 The Company has historically sold land and housing products on a national and international basis through independent dealers in the United States, Canada and overseas, as well as through Company-affiliated salespeople.

 For the year ended December 31, 1993, sales by independent dealers in the United States accounted for approximately 23% (in dollar volume) of new land sales contracts; while overseas dealers accounted for approximately 31% of such contracts; and Company-affiliated salespeople accounted for approximately 46% of such contracts.

 The financing and debt restructuring completed in 1992 and the first half of 1993 enabled the Company to commence implementation of its 1993 business plan by undertaking a new marketing program which provided for the strengthening of the Company's marketing organization, the rebuilding of its retail land sales business and its re-entry into the single-family home business. During 1993, the Company concentrated on bolstering and expanding its existing network of independent dealers, particularly in the northeastern and midwestern regions of the United States, and during the latter part of the year, overseas. The Company also established a Company-affiliated sales office in Chicago during the second half of 1993.

 The marketing program initiated in 1993 did not produce the level of sales necessary in order that the Company's future working capital requirements could be obtained through the sale of newly generated contracts and mortgages receivables. Selex, Yasawa and their affiliates, upon whom the Company had been dependent to meet its working capital needs since December, 1992, further concluded that they would not provide any further funds to the Company to be utilized in such marketing program. Consequently, the Company severely curtailed its marketing program in 1994. At this time, the implementation of a revised marketing program by the Company is dependent upon the resolution of the financial and legal problems facing the Company, as well as the alternative business plan to be developed.

  EXISTING COMMUNITIES

   DELTONA LAKES

 Deltona Lakes is located 26 miles northeast of Orlando, with its popular tourist attractions of Disney World and Sea World, and is bordered on the northwest by Interstate 4. Opened in 1962, Deltona Lakes now has a population of approximately 54,500. Over 30,000 lots and tracts and over 4,500 single and multi-family housing units have been sold at this community.

 Recreational amenities constructed by the Company include tennis courts, a golf course and country club (which were sold in 1983), and a recreational complex on the shores of Lake Monroe. A 133-room motel, an industrial park, a medical complex, several shopping centers, numerous houses of worship, a fire station, a public library and a junior high school are located in the community. The Company has virtually completed development of this community.

   MARCO ISLAND

 The Company's resort community of Marco Island is located 104 miles west of Miami and approximately 17 miles south of Naples, Florida. Over 8,500 lots and tracts and over 4,200 single and multi-family housing units have been sold in this community.

 More than 10,000 persons reside at Marco Island year-round, with the population tripling during the winter season. It is the largest of Florida's Ten Thousand Islands and is known for its recreational amenities which, in addition to its 3-1/2 mile white sand beach, sport fishing, sailing and shelling, include golf, tennis, swimming and other recreational activities. The island community has several major shopping centers, banks and savings & loan associations, and medical and professional centers.

 Since the community's opening in January, 1965, the Company has built and operated a yacht club and marina, the Marco Beach Hotel & Villas, and a golf course and country club, all of which have been sold. The

Company has also constructed over 3,300 condominium units and The Surf Club, a 44 unit vacation ownership complex, on the island. In 1990, the Company completed the sale of substantially all of its remaining vacation ownership weeks.

 Since its inventory at Marco Island is virtually sold out, in 1994 revenues are expected to be generated from collections on existing contracts receivable.

 The community's planned growth was interrupted in 1976 by denial of certain federal permits needed to complete the development of approximately 14,500 units. The Settlement Agreement between the Company, the State of Florida and various environmental interest groups (the "Settlement Agreement") which became effective on March 14, 1985, allowed for the potential development of additional dwelling units at Marco Island, Horr's Island and Marco Shores, located two miles from Marco Island. The bulk of these properties have subsequently been sold or transferred to the Company's lenders or to the trustee pursuant to the 1992 settlement of the class action litigation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" and Notes 5 and 9 to Consolidated Financial Statements.

   SPRING HILL

 Spring Hill, with an estimated population of approximately 60,000, is located 45 miles north of Tampa-St. Petersburg. Over 32,000 lots and tracts and over 4,000 single-family homes have been sold in this community. The Company has constructed a recreation complex, a country club, and two golf courses. The Company has sold its country club and golf courses. Several shopping centers and medical centers, two elementary schools, a junior high school, a senior high school, numerous houses of worship and two fire stations are located in the community. The Company has completed the development of this community.

   CITRUS SPRINGS

 Citrus Springs, with an estimated population of 5,600, is located 28 miles southwest of Ocala and 25 miles from the Gulf of Mexico. Over 30,000 lots and tracts and over 700 single-family homes have been sold at this community. A golf course and a clubhouse (sold in 1990) and a community center have been completed by the Company. Several churches and a convenience shopping area are located in the community. The Company has completed 400 miles of road. In 1992, most of the Company's remaining inventory at this community was sold to Citony for approximately $6,500,000. The Company and Citony then entered into a joint venture agreement with respect to the property, providing for the Company to market the property and receive an administration fee from the venture. The Company and Citony terminated the joint venture agreement in April, 1994; however, the Company is providing certain assistance to Citony during the transition period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to Consolidated Financial Statements.

   ST. AUGUSTINE SHORES

 St. Augustine Shores, with a population estimated to be approximately 6,700, is located seven miles south of St. Augustine, between the Intracoastal Waterway and U.S. Highway 1. Only commercial and multi-family tracts, house and lot packages and condominium apartment units had been sold in this community before 1987, but that year St. Augustine Shores was opened for the retail sale of single-family lots. Approximately 1,000 additional single-family lots became available during 1988 through the platting of 641 acres adjacent to the existing platted properties. Over 2,000 single and multi-family housing units and tracts have been sold.

 The Company has completed 28 miles of road. Certain common areas of the community, such as parks and swale areas, are maintained by the St. Augustine Shores Service Corporation, a non-profit corporation, of which all property owners are members. A golf course and country club and a recreation building have been completed by the Company. Several houses of worship and shopping facilities are also located in the community. In

October, 1991, the country club and golf course was transferred to the Company's lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to Consolidated Financial Statements.

 Pursuant to the June, 1992 transaction with Selex, the Company purchased certain multi-family and commercial property at this community from Mr. Muyres and entities affiliated with Messrs. Muyres and Zwaans. Also in conjunction with the June, 1992 transaction, an affiliate of Selex was granted an option to repurchase certain of the property for $312,000, which option was exercised by the affiliate in March, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". Retail land sales will not resume at the community until certain improvements are completed, as the Company is selling only fully improved lots. See also "Regulation - Community Development and Environmental".

   SUNNY HILLS

 Sunny Hills, with a population of approximately 1,200 residents, is located in the Florida Panhandle, 45 miles north of the Gulf of Mexico and 35 miles north of Panama City. Over 12,000 lots and tracts and 300 single-family homes have been sold at this community. It includes several houses of worship and a convenience shopping center. The Company has completed or under construction 165 miles of road. The community also has a golf course and country club which was sold by the Company for $1,000,000 in the first quarter of 1993.

 The Company reopened Sunny Hills for retail lot sales in mid-1989. Revenues in 1994 will be generated from collections on existing contracts receivable, from retail land sales and from the recognition of deferred revenue as land development proceeds.

   PINE RIDGE

 Pine Ridge is located 34 miles southwest of Ocala. The community's facilities include an equestrian club and tennis courts. In May, 1987, the Company completed the $8,500,000 sale of its remaining inventory and golf course at Pine Ridge. Prior to the sale, the Company had sold over 3,500 lots and tracts and over 53 single-family homes in Pine Ridge.

   MARION OAKS

 Marion Oaks, with a population of approximately 6,800 residents, is located 18 miles south of Ocala. Over 20,000 lots and tracts and over 13,000 single-family homes have been sold in the community. The community includes playgrounds, two golf courses (one of which was sold in 1988 and the second which was transferred to the Company's lenders on October 11, 1991) and several recreation buildings. A shopping center and several houses of worship are located in the community. The Company has completed 311 miles of road. The Company re-entered the single-family housing business at this community in December, 1992 with the opening of its FeatherNest housing village. See "Housing" and "Marketing". Revenues in 1994 will be generated from the sale of land inventory, from housing sales, from the recognition of deferred revenue as land development proceeds, from collections on existing contracts receivable and from the Company's real estate brokerage operation.

   SEMINOLE WOODS

 Seminole Woods is comprised of 1,554 acres of property located 20 miles north of Orlando. The community, comprised of 262 single-family lots, each a minimum of five acres, has been sold out and development completed.

    TIERRA VERDE

 Tierra Verde, a 666-acre waterfront subdivision located eight miles south of St. Petersburg, has been developed and marketed pursuant to a 50% joint venture between a wholly-owned subsidiary of the Company and an unaffiliated corporation which filed a petition for bankruptcy under the Bankruptcy Code in 1985. The community has been sold out and development completed. The venture, which extended until December 31, 1990, provided for the Company's subsidiary to receive a management fee and to share in the venture's results of operations equally with its venture partner. The venture was extended for the purposes of winding down operations which were completed in 1993.

  OTHER PROPERTIES

   OTHER LAND ASSETS

 The Company also owns 92 acres of land in Florida adjacent to its existing communities which is being marketed by the Company's commercial sales division.

OTHER BUSINESSES

 The Company's title insurance subsidiary was established in 1978 in order to reduce title insurance, legal and certain related closing costs incurred by the Company in transferring title of its land and housing products to its purchasers. The subsidiary serves as an agent for TICOR Title Insurance Company, Chicago Title Insurance Company and other title insurers. The Company's realty subsidiary perform real estate brokerage and rental services at the Company's Marion Oaks and Sunny Hills communities.

EMPLOYEES

 At August 31, 1994, the Company had 35 employees, of whom 31 were involved in executive, administrative, marketing and community maintenance capacities and 4 were involved with the title insurance subsidiary. Certain of the Company's development activities are carried out by subcontractors who separately employ additional personnel. Given the 76% reduction in staffing levels and the cutbacks in employee benefits that have been required since December, 1993 by the Company's liquidity situation, the Company's employee relations are somewhat tenuous.

COMPETITION

 The Company faces competition primarily from property owners in the Company's communities seeking to resell their land. The Company is also facing competition, on a regional level, with other builders and developers in the sale of single-family housing. Such competition is generally based upon location, price, reputation, quality of product and the existence of commercial and recreational facilities and amenities.

REGULATION

 The Company's real estate business is subject to regulation by various local, state and federal agencies. The communities are increasingly subject to substantial regulation as they are planned, designed and constructed, the nature of such regulation extending to improvements, zoning, building, environmental, health and related matters. Although the Company has been able to operate within the regulatory environment in the past, there can be no assurance that such regulations could not be made more restrictive and thereby adversely affect the Company's operations.

  COMMUNITY DEVELOPMENT

 In Florida, as in many growth areas, local governments have sought to limit or control population growth in their communities through restrictive zoning, density reduction, the imposition of impact fees and more stringent development requirements. Although the Company has taken such factors into consideration in its master plans by agreeing, for example, to make improvements, construct public facilities, and dedicate certain property for public use, the increased regulation has lengthened the development process and added to development costs.

 The implementation of the Florida Growth Management Act of 1985 (the "Act") has now commenced. The Act precludes the issuance of development orders or permits if public facilities such as transportation, water and sewer services will not be available concurrent with development. Development orders have been issued for, and development has commenced in, the Company's existing communities (with development being virtually completed in certain of these communities). Thus, such communities are less likely to be affected by the new growth management policies than future communities. Any future communities developed by the Company will be strongly impacted by new growth management policies. Since the Act and its implications are consistently being re-examined by the State, together with local governments and various state and local governmental agencies, the Company cannot further predict the timing or the effect of new growth management policies, but anticipates that such policies may increase the Company's permitting and development costs.

 On September 30, 1988, the Company entered into an agreement with Citrus County, Florida to establish the procedure for transferring final maintenance responsibilities for roads in the Company's Citrus Springs subdivision to Citrus County. The agreement obligated the Company to perform certain remedial work on previously completed improvements within the Citrus Springs subdivision by June 1, 1991. The Company was unable to complete this work due to the lack of available funds and is negotiating with Citrus County for the transfer of final maintenance responsibility for the roads to the County.

 The Company's present development schedule for completing improvements to approximately 600 acres at its St. Augustine Shores community does not coincide with the current development requirements of the Planned Unit Development ("PUD") approved by St. Johns County. The Company is seeking a modification of the PUD development requirements to be coincident with the Company's development plans at St. Augustine Shores.

 The Company's corporate performance bonds to assure the completion of development at its St. Augustine Shores community expired in 1993. Such bonds cannot be renewed due to a change in the policy of the Board of County Commissioners of St. Johns County which precludes allowing any developer to secure the performance of development obligations by the issuance of corporate bonds. In the event that St. Johns County elects to undertake the completion of such development work, the Company would be obligated with respect to 1,000 unimproved lots at St. Augustine Shores in the amount of approximately $6,200,000. The Company has proposed the formation of a community development district as a funding source and submitted an alternative assurance program for the completion of such development and improvements.

 In the third quarter of 1991, St. Johns County, Florida acquired the St. Augustine Shores utility company, formerly owned by Topeka, under an action framed as a condemnation suit. The County has contended that it is not obligated, as was Topeka, to extend utility lines at its cost to future residents of the Company's St. Augustine Shores community. The Company has had discussions with Topeka and the County in attempt to reach a resolution to this dispute. If a satisfactory resolution is not achieved it may be necessary for the Company to institute appropriate legal proceedings to assure the installation of utility lines.

  ENVIRONMENTAL

 To varying degrees, certain permits and approvals will be necessary to complete the development of all of the Company's communities. Despite the fact that the Company has obtained substantially all of the permits and authorizations necessary to proceed with its development work on communities presently being marketed, additional approvals may be required to develop certain platted properties in certain communities to be marketed in the future. Although the Company cannot predict the impact of such requirements, they could result in delays and increased expenditures. In addition, the continued effectiveness of permits and authorizations already granted is subject to many factors, some of which, including changes in policies, rules and regulations and their interpretation and application, are beyond the Company's control.

 Certain of the Company's development permits for a portion of its St. Augustine Shores community issued by the St. Johns Water Management District and the U.S. Army Corps of Engineers are due to expire on dates prior to the Company's planned completion of improvements within the community. The Company has submitted new permit applications that will coincide with the Company's development plans. Since there can be no assurance that the Company will be successful in obtaining such new permits in a timely manner, the Company may be required to alter its development plans for this community.

 The Company is aware of studies indicating that prolonged exposure to radon gas may be hazardous to one's health. Such studies further indicate that radon gas is apparently associated with mining and earth moving activities, particularly in phosphate-bearing geological formations. Since phosphate mining has, over the years, constituted a significant industry in Florida, various state and local governmental agencies are in the process of attempting to determine the nature and extent of indoor radon gas intrusion throughout the state. Similar studies undertaken by the Company at its Citrus Springs community indicate that less than 1% of its property in that community may be affected by radon gas; studies conducted at the Company's Marion Oaks community revealed no indications of potential indoor radon gas problems. None of the other properties owned by the Company are situated over geological formations which are suspected of causing radon gas problems. Consequently, the existence of radon gas in Florida is not expected to materially affect the business or financial condition of the Company.

 The Company owns and operates above ground and underground fuel storage tanks at its communities. The Florida Department of Environmental Regulation ("DER") is responsible not only for regulating these tanks, but for developing and implementing plans and programs to prevent the discharge of pollutants by such facilities. The Company has registered its storage tanks with the DER, installed monitoring wells at all underground facilities, constructed containment devices around above ground storage tanks, replaced or properly abandoned faulty tanks or equipment and conducts periodic inspections and monitoring of all facilities. All underground tanks will be replaced, retrofitted or abandoned pursuant to schedules established under Florida law.

 In December, 1988, the Company surveyed all of its fuel facilities and reported any facility which exhibited evidence of potential soil contamination to the DER prior to the deadline for acceptance into the Early Detection Incentive ("EDI") Program. The EDI Program provides for the State to assume the financial responsibility for any necessary clean-up operations when suspected contamination has been voluntarily reported by the facility owner and accepted into the program by the DER. Although all of the Company's sites have not yet been inspected by the DER to verify the existence of significant contamination, many sites have already been accepted into the EDI program.

  MARKETING

 The Company is also subject to a number of statutes imposing registration, filing and disclosure requirements with respect to homesites and homes sold or proposed to be sold to the public. On the state level, the Company's land sales activities are subject to the jurisdiction of the Division of Florida Land Sales, Condominiums and Mobile Homes (the "Division") which requires registration of subdividers and subdivided land; reviews the contents of advertising and other promotional material; inspects the Company's land and development work; exercises jurisdiction over sales practices; and requires full disclosure to prospective purchasers of pertinent information relating to the property offered for sale.

  OTHER OBLIGATIONS

 As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, the Company, in February, 1980, entered into a Consent Order with the Division which provided a program for notifying affected customers. The Consent Order, which was restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills community, the transfer of development obligations to core growth areas of the community); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka, Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company. The Consent Order also required the establishment of an improvement escrow account as assurance for completing such improvement obligations. In June, 1992, the Company entered into the 1992 Consent Order with the Division (the "1992 Consent Order"), which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. To meet its current escrow and development obligations under the 1992 Consent Order, the Company is required to deposit into escrow $5,160,000 in 1994 and 1995. As part of the assurance program under the 1992 Consent Order (as amended in February, 1993), the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $8,915,000 as of December 31, 1993) and future receivables. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company was required to deposit $430,000 per month into the escrow account. The Company defaulted on its obligation to escrow $430,000 per month for the period January 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. At August 31, 1994, the amount collected on fully paid-for lots under the 1992 Consent Order was approximately $1,340,000. Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building so as not to increase its development obligation. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

 As of December 31, 1993, the Company had estimated development obligations of approximately $2,825,000 on sold property, an estimated liability to provide title insurance costing $951,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $3,852,000, all of which are included in deferred revenue. The total cost, including the previously mentioned obligations, to complete improvements at December 31, 1993 to lots subject to the 1992 Consent Order and to lots in the St. Augustine Shores community was estimated to be approximately $18,574,000. As of December 31, 1993, and August 31, 1994 the Company had in escrow approximately $1,664,000 and $913,000 respectively, specifically for land improvements, which are the subject of the 1992 Consent Order.

 The Company's land sales activities are further subject to the jurisdiction of the laws of various states in which the Company's properties are offered for sale.

 On the federal level, the Company's homesite installment sales are subject to the Federal Consumer Credit Protection ("Truth-in-Lending") Act. In addition, the Company's activities are subject to regulation by the Interstate Land Sales Registration Division ("ILSRD"), which administers the Interstate Land Sales Full Disclosure Act. That Act requires that the Company file with ILSRD copies of applicable materials on file with the Division as to all properties registered; certain properties must be registered directly with ILSRD, in addition to being registered with the Division.

 The Company has either complied with applicable statutory requirements relative to the properties it is offering or has relied on various statutory exemptions which have relieved the Company from such registration, filing and disclosure requirements. If these exemptions do not continue to remain available to the Company, compliance with such statutes may result in delays in the offering of the Company's properties and products to the public.

 In addition, Florida and other jurisdictions in which the Company's properties are offered for sale have recently strengthened, or are considering strengthening, their regulation of subdividers and subdivided lands in order to provide further assurances to the public, particularly given the adverse publicity surrounding the industry which existed in 1990. The Company has attempted to take appropriate steps to modify its marketing programs and registration applications in the face of such increased regulation, but has incurred additional costs and delays in the marketing of certain of its properties in certain states and countries. For example, the Company has complied with the regulations of certain states which require that the Company sell its properties to residents of those states pursuant to a deed and mortgage transaction, regardless of the amount of the down payment. The Company intends to continue to monitor any changes in statutes or regulations affecting, or anticipated to affect, the sale of its properties and intends to take all necessary and reasonable action to assure that its properties and its proposed marketing programs are in compliance with such regulations, but there can be no assurance that the Company will be able to timely comply with all regulatory changes in all jurisdictions in which the Company's properties are presently offered for sale to the public.

 Real estate salespersons must, absent exemptions which may be available to employees of the property owner, be licensed in the jurisdiction in which they perform their activities. Real estate brokerage companies in Florida, as well as their brokers and salespersons, must be licensed by the Florida Real Estate Commission.

  MISCELLANEOUS

 In addition, various other subsidiaries and divisions of the Company are subject to regulation by local, state and federal agencies. Such regulation extends to the licensing of operations, operating areas and personnel; the establishment of safety and service standards; and various other matters.

ITEM 3

                               LEGAL PROCEEDINGS

 In the action styled GARCIA V. DELTONA ET. AL, Case No. 86-03542, filed in the Circuit Court for Dade County, Florida, on January 30, 1986, the plaintiff had sought to recover $2,000,000 allegedly paid to the Company on four installment land sales contracts, claiming fraud and misrepresentation on the part of one of the Company's independent sales representatives and other violations of law. The Company had cancelled the contracts in question according to their terms for default of the payment obligations by the purchaser. Although the Company negotiated a settlement of this action which provides for the Company to convey to the plaintiff property which has a value equivalent to the monies paid by the plaintiff to the Company under the cancelled contracts, the plaintiff has asserted that the Company has breached the settlement agreement by failing to convey sufficient property which meets the criteria of the settlement agreement. The Company is of the belief that the property conveyed complies with such criteria. The parties are currently attempting to resolve the dispute by reaching an agreement as to alternative property that may be used for settlement purposes.

 In the action styled FIVE POINTS LIMITED V. THE DELTONA CORPORATION, Case No. 93-22877, filed in the Circuit Court for Dade County, Florida and served upon the Company on December 8, 1993, the plaintiff is seeking damages against the Company for an alleged breach of the lease for its office building. The complaint alleges that the Company has defaulted in its obligation to make payments under the lease and seeks damages in excess of $272,000 for additional past due rent, plus damages for acceleration of lease payments in excess of $4,000,000. On February 17, 1994 the Court entered an Order requiring the Company to pay uncontested back rent of approximately $240,000, plus uncontested monthly rents of approximately $48,000, commencing on March 1, 1994. As of August 31, 1994, approximately $41,500 had been garnished by the Court under this Order. The Plaintiff has obtained multiple judgments in the amount of $647,000 as of August 31, 1994. These judgments have been recorded in certain of the Company's communities. On September 1, 1994 the Company entered into a settlement agreement with plaintiff to be consummated on or before October 17, 1994. New financing is essential for the Company to consummate the settlement agreement. Failure to fund this agreement will result in continued litigation and a likely substantial judgment against the Company. As part of the settlement agreement, the Company will be evicted from the premises and must vacate its occupancy by January 6, 1995.

 In the action styled LEE, ET.AL. V. THE DELTONA CORPORATION, Case No. 94-3808, filed in the Circuit Court for Dade County, Florida and served upon the Company on February 28, 1994, the plaintiff had alleged that the liquidated damages provision in the Company's contracts for the sale of its properties is unenforceable under Florida law and contests the method utilized by the Company to calculate actual damages in the event of contract cancellations. As part of its complaint, the plaintiff was seeking certification as a class action, as well as unspecified compensatory damages, together with interest, costs and fees. The Company has reached a settlement with the plaintiff and proceedings have been dismissed.

 In the action styled BRUCE WEINER V. THE DELTONA CORPORATION, the plaintiff, Bruce Weiner, prior Executive Vice President of the Company, has sued the Company on April 28, 1994 for alleged breach of employment contract seeking damages of approximately $750,000.00 and unspecified employee benefits. The proceeding is pending in the Circuit Court of Dade County, Florida, Case No. 94-7825-04. The Company has filed a response to the plaintiff's complaint and discovery is pending. No final hearing has been set. The Company believes that it has defenses to the claim. In the event that the Company is not successful in its defenses or a settlement is not reached, a substantial judgment may be entered against the Company in favor of the plaintiff. The Company at the present time is unable to predict the ultimate outcome of the litigation. Although settlement discussions have commenced, no resolution of the matter has been consummated. Any ultimate settlement will require the Company to obtain financing for payment.

 In the action styled JOSEPH MANCILLA, JR. V. THE DELTONA CORPORATION, the plaintiff, Joseph Mancilla, Jr., prior Senior Vice President of the Company, has sued the Company on May 17, 1994 for alleged breach of employment contract seeking damages in excess of $391,000,000 plus unspecified employee benefits, costs and other claims. The proceeding is pending in the Circuit Court of Dade County, Florida, Case No. 94-09116. The Company has filed a responsive pleading and no final hearing has been set. If a settlement is not reached and the Company is not successful in its defenses, a substantial portion of the plaintiff's claim may be entered as a judgment against the Company. The Company at the present time is unable to predict the ultimate outcome. The Company intends to begin settlement discussions with plaintiff. Any settlement funding would require the Company to obtain financing to meet settlement commitment.

 In the action styled MICHELLE GARBIS V. THE DELTONA CORPORATION, the plaintiff, Michelle Garbis, prior Senior Vice President and Corporate Secretary of the Company, has sued the Company on August 18, 1994 for alleged breach of employment contract seeking damages of approximately $280,000.00. The Company disputes the plaintiff's claim which is pending in the Circuit Court of Dade County, Florida, Case No. 94-15531 CA (11). The Company and plaintiff have reached a resolution and settlement of the claim and have entered into a stipulation requiring installment payments through December 1994. Failure of the Company to obtain financing and perform under the stipulation, would result in continued litigation and potential judgment against the Company for the unpaid portion of the settlement amount.

 The Company is subject to various litigation involving claims by certain trade creditors. The Company has entered into individual compromise and settlement agreements or stipulations, for payments at discounted amounts on or before September 30, 1994. Failure to obtain financing to make the committed payments may result in judgments of up to $500,000.00.

 The Company is also a party to certain other legal and administrative proceedings arising in the ordinary course of its business. The outcome will not, in the opinion of the Company, have a material adverse effect on the business or financial condition of the Company.

ITEM 5

                   PRICE RANGE OF COMMON STOCK AND DIVIDENDS

 The Company's Common Stock was traded on the New York and Pacific Stock Exchanges under the ticker symbol DLT until trading was suspended on April 6, 1994. The following table sets forth the reported high and low sales prices for the Company's Common Stock during the periods indicated as reported in the record of composite transactions for NYSE listed securities.


QUARTER                                                           HIGH     LOW
- - -------                                                          ------   -----
1992   -   First Quarter........................................  1-1/2     5/8
           Second Quarter.......................................  2-3/4     7/8
           Third Quarter........................................  2-1/4   1-7/8
           Fourth Quarter.......................................  4-1/8   1-3/4

1993   -   First Quarter........................................  3-3/8   2-1/2
           Second Quarter.......................................  3-1/2   1-7/8
           Third Quarter........................................  2-7/8   1-7/8
           Fourth Quarter.......................................  3       1-7/8

 On March 18, 1994 the last reported sales price of the shares of Common Stock on the NYSE was 1-1/4. There were 1,704 holders of record of the Company's Common Stock.

 On April 6, 1994, both the New York and Pacific Stock Exchanges suspended the Company's Common Stock from trading and instituted procedures to delist the Company's Common Stock. On June 16, 1994, the Company's Common Stock was formally removed from listing and registration on the New York Stock Exchange. As of August 31, 1994, the Company's Common Stock was traded on a limited basis in the over-the-counter markets. The high bid was 12-1/2(cent) and the low ask price was 50(cent) at September 6, 1994 on the over-the-counter markets.

 The Company has never paid any cash dividends on its Common Stock. The Company's loan agreements contain certain restrictions which currently prohibit the Company from paying dividends on its Common Stock.

ITEM 6
                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

 The following table summarizes selected consolidated financial information and should be read in conjunction with the Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".
                       CONSOLIDATED INCOME STATEMENT DATA
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                            YEARS ENDED
                                         ------------------------------------------------------------------------------------
                                               DECEMBER 31,   DECEMBER 25,   DECEMBER 27,   DECEMBER 28,   DECEMBER 29,
                                                   1993           1992           1991           1990           1989
                                               -----------    -----------    -----------    -----------    -----------

 Revenues .................................... $    12,099    $    12,217    $    10,784    $    29,033    $   66,879
 Costs and expenses ..........................      20,871         18,935         30,313         46,041        66,008
                                               -----------    -----------    -----------    -----------    ----------
 Income (loss) from continuing operations
  before taxes and extraordinary items .......      (8,772)        (6,718)       (19,529)       (17,008)          871
 Provision for income taxes ..................          --             90             --             --           343
                                               -----------    -----------    -----------    -----------    ----------
 Income (loss) from continuing operations
  before extraordinary items .................       8,772         (6,808)       (19,529)       (17,008)          528
 Discontinued operations (net of taxes):
  Income from operations of utility
   segment ...................................          --             --             --             --           904
  Gain on sale of utility segment ............          --             --             --             --         1,670
                                               -----------    -----------    -----------    -----------    ----------
 Income (loss) before extraordinary items ....      (8,772)        (6,808)       (19,529)       (17,008)        3,102
 Extraordinary items:
   Gain (loss) from debt restructuring .......          --         10,161         (7,100)            --            --
   Gain on settlement related to the
     Marco refund obligation .................          --          3,983             --             --            --
   Utilization of net operating loss
    carryforward .............................          --             --             --             --         1,929
                                               -----------    -----------    -----------    -----------    ----------
 Net income (loss) ...........................      (8,772)         7,336        (26,629)       (17,008)        5,031
 Cumulative redeemable preferred stock
  dividend ...................................          --             --             --             --         1,315
                                               -----------    -----------    -----------    -----------    ----------
 Net income (loss) applicable to common
  stock ...................................... $    (8,772)   $     7,336    $   (26,629)   $   (17,008)   $    3,716
                                               ===========    ===========    ===========    ===========    ==========

 Per common share amounts:
     Continuing operations ................... $     (1.45)   $     (1.19)   $     (3.45)   $     (3.01)   $      .09
     Discontinued operations .................          --             --             --             --           .46
     Extraordinary items .....................          --           2.48          (1.25)            --           .35
     Preferred stock dividend ................          --             --             --             --          (.23)
                                               -----------    -----------    -----------    -----------    ----------

 Net income (loss) ........................... $     (1.45)   $      1.29    $     (4.70)   $     (3.01)   $      .67
                                               ===========    ===========    ===========    ===========    ==========
 Weighted average common shares
  outstanding ................................   6,056,743      5,694,236      5,660,967      5,647,790     5,584,425
                                               ===========    ===========    ===========    ===========    ==========


                       CONSOLIDATED BALANCE SHEET DATA
                               (IN THOUSANDS)

                                               DECEMBER 31,   DECEMBER 25,   DECEMBER 27,   DECEMBER 28,   DECEMBER 29,
                                                   1993           1992           1991           1990           1989
                                               -----------    -----------    -----------
 Total assets.............................     $   26,565     $   37,050     $  65,243       $ 113,003      $ 137,691
                                               ==========     ==========     =========       =========      =========
 Liabilities..............................     $   40,856     $   42,569     $  78,412       $  99,543      $ 107,573
 Stockholders' equity (deficiency)........        (14,291)        (5,519)      (13,169)         13,460         30,118
                                               ----------     ---------      ---------       ---------      ---------
 Total liabilities,preferred stock and
  stockholders' equity (deficiency).......     $   26,565     $   37,050     $  65,243       $ 113,003      $ 137,691
                                               ==========     ==========     =========       =========      =========

ITEM 7

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 On June 19, 1992, the Company completed a transaction with Selex, which resulted in a change in control of the Company. Under the transaction, Selex loaned the Company $3,000,000 collateralized by a first mortgage on certain of the Company's property in its St. Augustine Shores, Florida community (the "First Selex Loan"). The First Selex Loan initially bears interest at the rate of 10% per annum with a term of four years and payment of interest deferred for the first 18 months. Accrued interest due under the First Selex Loan in the amount of $604,312 (including $463,562 due December 31, 1993) was unpaid and in default as of August 31, 1994.

 In conjunction with the First Selex Loan: (i) Empire sold Selex its 2,220,066 shares of the Company's Common Stock and assigned Selex its $1,000,000 Note from the Company, with $225,000 of interest accrued thereon; (ii) Maurice A. Halperin, Chairman of the Board of Empire and former Chairman of the Board of the Company, forgave payment of the $200,000 salary due him for the period of April, 1990 through April, 1991, which was in arrears; and (iii) certain changes occurred in the composition of the Company's Board of Directors. Namely, the six directors serving on the Company's Board who were previously designated by Empire resigned and four Selex designees (Messrs. Marcellus H.B. Muyres, Antony Gram, Cornelis van de Peppel and Cornelis L.J.J. Zwaans) were elected to serve as directors in their stead. Marcellus H.B. Muyres was appointed Chairman of the Board and Chief Executive Officer of the Company. These directors, as well as Leonardus G.M. Nipshagen, a Selex designee, were then elected as directors at the Company's 1992 Annual Meeting and re-elected at the Company's 1993 Annual Meeting.

 As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, to convert the Selex Loan, or any portion thereof, into a maximum of 850,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). However, on September 14, 1992, Selex formally waived and relinquished its right to exercise the Option as to 250,000 shares of the Company's Common Stock to enable the Company to settle certain litigation involving the Company through the issuance of approximately 250,000 shares of the Company's Common Stock to the claimants, without jeopardizing the utilization of the Company's net operating loss carryforward. On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (43.1% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of March 18, 1994.

 Pursuant to the Selex transaction, $1,000,000 of the proceeds from the First Selex Loan was used by the Company to acquire certain commercial and multi-family properties at the Company's St. Augustine Shores community at their net appraised value, from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres. Namely, (i) $416,000 was used to acquire 48 undeveloped condominium units (twelve 4 unit building sites) and 4 completed (and rented) condominium units from Conquistador, in which Messrs. Zwaans and Muyres serve as directors, as well as President and Secretary/Treasurer, respectively; (ii) $485,000 was used to acquire 4 commercial lots from Swan, in which Messrs. Zwaans and Muyres also serve as directors, as well as President and Secretary, respectively; and (iii) approximately $99,000 was used to reacquire, from Mr. Muyres, all of his rights, title and interest in that certain contract with the Company for the purchase of a commercial tract in St. Augustine Shores, Florida. None of the commercial land and multi-family property acquired by the Company from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres collateralizes the First Selex Loan. In March, 1994, Conquistador exercised its right to repurchase certain of the multi-family property from the Company (which right had been granted in connection with the June, 1992 transaction) at a price of $312,000, of which $260,000 was paid in cash to the Company and $52,000 was applied to reduce interest due to Selex under the Third Selex Loan.

 In December, 1992, Mr. Gram, a director of the Company and beneficial owner of the Common Stock of the Company held by Selex, acquired all of the Company's outstanding bank debt and then assigned same to Yasawa, of which Mr. Gram is also the beneficial owner. Yasawa simultaneously completed a series of transactions with the Company which involved the transfer of certain assets to Yasawa or its affiliated companies, the acquisition by Yasawa of 289,637 shares of the Company's Common Stock through the exercise of warrants previously held by the banks, the provision of a $1,500,000 line of credit to the Company and the restructuring of the remaining debt as a $5,106,000 Yasawa Loan. Principal repayments aggregating $341,000 were made in 1993 and 1994 to reduce the Yasawa Loan to $4,765,000. On April 30, 1993, Selex loaned the Company an additional amount of $1,000,000 pursuant to the Second Selex Loan and since July 1, 1993 made further loans to the Company aggregating $4,400,000 under the Third Selex Loan. Principal of $33,000 had been repaid under the Second Selex Loan through August 31, 1994. As of August 31, 1994, Yasawa has loaned the Company an additional sum of $l,200,000 pursuant to the Second Yasawa Loan. As a consequence of these transactions, the Company had loans outstanding from Selex, Yasawa and their affiliates on August 31, 1994 in the aggregate amount of approximately $17,976,000, including interest. The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company. See Note 5 to Consolidated Financial Statements.

 The Company has stated in previous filings with the Commission that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As stated above, during the last six months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements.

 On March 10, 1994, the Company was advised that Selex filed Amendment No. 2 dated February 17, 1994 to its Schedule 13D (the "Amendment") with the Commission. In the Amendment, Selex reported that it, together with Yasawa and their affiliates were uncertain as to whether they would provide any further funds to the Company. The Amendment further stated that Selex, Yasawa and their affiliates, were seeking third parties to provide financing for the Company and that as part of any such transaction, they would be willing to sell or restructure all or a portion of their loans and Common Stock in the Company.

 Inasmuch as funding is not presently available to the Company from external sources and, as stated in their Amendment, Selex, Yasawa and their affiliates have not determined whether they will provide any further funds to the Company, the Company is facing a severe cash shortfall. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its escrow obligations to the Division pursuant to the Company's 1992 Consent Order, its obligation under its lease for its corporate offices and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid certain real estate taxes which are approximately $1,549,000 at August 31, 1994 and is also subject to certain pending litigation by former employees and others, which may adversely affect the financial condition of the Company. See "Legal Proceedings."

 The Company is continuing to seek third parties to provide financing. As part of any such transaction, Selex, Yasawa and their affiliates have indicated that they are willing to sell or restructure all or a portion of their loans and Common Stock in the Company. They have also indicated that they are willing to sell their interests in the Company at a significant discount. Consummation of any such transaction may result in a change in control of the Company. There can be no assurance, however, that any such transaction will result or that any financing will be obtained. Accordingly, the Company's Board of Directors is also considering other appropriate action given the severity of the Company's liquidity position including but not limited to filing under the federal bankruptcy laws. Alternatively, the Company could be subject to the filing of an involuntary bankruptcy proceeding in the event it is unable to resolve and settle pending litigation, satisfy settlement commitments and other unpaid creditor claims. See "Business: Recent Developments", "Legal Proceedings" and Notes 1, 5 and 8 to Consolidated Financial Statements.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1993 AND DECEMBER 25, 1992

    REVENUES

 Total revenues were $12,099,000 for 1993 compared to $12,217,000 for 1992. Included in 1992 revenues is a third quarter gain of $448,000 from the sale of the administration building at the Company's Citrus Springs community.

 Gross land sales were $3,170,000 for 1993 versus $2,515,000 for 1992. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $2,432,000 for 1993 from $2,092,000 for 1992. The modest increase in sales reflects the introduction of the Company's marketing program which was delayed until the third quarter of the year.

 Retail land sales increased to $3,057,000 from $2,289,000, a 33.5% increase. The Company had a 90.6% increase in retail land sales contracts entered into in 1993 over 1992. This increase was due to the third quarter introduction of the Company's marketing program and reflects increased spending on advertising and promotional programs to strengthen the Company's marketing organization, rebuild its retail land sales business and re-enter the single-family home business.

 Bulk land sales were $113,000 in 1993 as compared to bulk land sales of $226,000 in 1992. In light of the Company's diminished bulk land sales inventory and the properties transferred to the Company's lenders on October 11, 1991, it is anticipated that 1994 will also produce a low volume of bulk land sales. See "Liquidity and Capital Resources: Mortgages and Similar Debt".

 The Company re-entered the single-family housing business in December, 1992. Since revenues are not recognized from housing sales until the completion of construction and passage of title, no significant housing revenues will be recognized in 1994. The Company recognized revenues from housing sales of $344,000 for 1993, primarily during the fourth quarter of the year, and had a backlog of housing sales of $899,000 as of December 31, 1993.

 The following table reflects the Company's real estate product mix for 1993 and 1992 (in thousands):

                                                                               YEARS ENDED
                                                                        ---------------------------
                                                                        DECEMBER 31,    DECEMBER 25,
                                                                           1993             1992
                                                                        -------          -------
Gross Land Sales:
 Bulk sales...........................................................  $   113          $   226
 Retail sales*........................................................    3,057            2,289
                                                                        -------          -------
      Total...........................................................    3,170            2,515
                                                                        -------          -------

Housing Sales:
 Single Family........................................................      314              -0-
 Vacation Ownership...................................................       30              -0-
                                                                        -------          -------
      Total...........................................................      344              -0-
                                                                        -------          -------
      Total Real Estate...............................................  $ 3,514          $ 2,515
                                                                        =======          =======

- - --------------------
 * New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the years ended December 31, 1993 and December 25, 1992 were $4,106,000 and $2,154,000, respectively. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totalling 20% of the contract sales prices. See Note 1 to the Consolidated Financial Statements.

 Improvement revenues result from the recognition of revenue deferred from prior period sales. Recognition occurs as development work proceeds on previously sold property. Improvement revenues totalled $4,725,000 in 1993 as compared to $2,404,000 for 1992. The increase was due to the Company's resumption of development work in the third quarter of 1992.

 Interest income was $1,197,000 for 1993 compared to $3,584,000 for 1992. This decrease is the result of lower contracts receivable balances.

 Other revenues were $3,401,000 for 1993 compared to $4,137,000 in 1992. Included in other revenues for 1992 is the previously mentioned gain of $448,000 on the sale of the administration building at the Company's Citrus Springs community, as well as revenues from the Company's Sunny Hills golf and country club which was sold in the first quarter of 1993.

    COSTS AND EXPENSES

 Costs and expenses were $20,871,000 for 1993 compared to $18,935,000 in 1992. Cost of sales totalled $6,441,000 for 1993 versus $4,605,000 for 1992, primarily due to the resumption of development work in the third quarter of 1992. Gross profit margins decreased from 46.7% to 40.9%

 The 1993 results include a provision for contract cancellations of $2,400,000. Included in the provision is $1,400,000 for contracts sold in prior years to third parties which the Company is obligated to repurchase.

 Commissions, advertising and other selling expenses totalled $6,008,000 for 1993 versus $3,917,000 for 1992. Advertising and promotional expenditures increased from $580,000 in 1992 to $1,521,000 in 1993, reflecting the Company's implementation of its marketing program.

 General and administrative expenses were $3,790,000 in 1993 versus $5,844,000 for 1992. General and administrative expenses have decreased primarily due to overhead reductions, as part of the Company's efforts to stabilize its liquidity situation.

 Interest expense was $1,257,000 for 1993, as compared to $3,356,000 for 1992, or a 62.5% decrease. Total interest costs (including capitalized interest) were $1,421,000 and $3,456,000 for 1993 and 1992, respectively.
The decrease in interest cost is due to lower debt balances.

    NET INCOME

 The Company reported a net loss of $8,772,000 for 1993, compared to a net income of $7,336,000 for 1992. The 1993 results include a provision for contract cancellations of $2,400,000. The 1992 results include a gain of $448,000 on the sale of the administration building at the Company's Citrus Springs community, as well as a $10,161,000 extraordinary gain from debt restructuring and a $3,983,000 extraordinary gain from the settlement related to the Company's Marco refund obligation.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 25, 1992 AND DECEMBER 27, 1991

    REVENUES

 Total revenues were $12,217,000 for 1992 compared to $10,784,000 for 1991. Included in 1992 revenues is a third quarter gain of $448,000 from the sale of the administration building at the Company's Citrus Springs community.

 Gross land sales were $2,515,000 for 1992 versus $1,539,000 for 1991. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $2,092,000 for 1992 from $1,154,000 for 1991. Retail land sales contracts written increased $851,000 from $1,438,000 in 1991 to $2,289,000 in 1992, a 60% increase. The increase in sales is primarily due to the resale, during the first quarter of 1992, of property which was the subject of a previously cancelled contract; however, sales for the year reflected the economic slowdown and the Company's inability to bolster marketing efforts due to its liquidity situation. Bulk land sales were $226,000 in 1992 as compared to bulk land sales of $101,000 in 1991. See "Liquidity and Capital
Resources: Mortgages and Similar Debt".

 Although the Company re-entered the single-family housing business in December, 1992, since revenues are not recognized from housing sales until the completion of construction and passage of title, no housing revenues were expected to be recognized until late 1993.

 The following table reflects the Company's real estate product mix for 1992 and 1991 (in thousands):

                                                                                     YEARS ENDED
                                                                           -----------------------------
                                                                            DECEMBER 25,    DECEMBER 27,
                                                                                1992            1991
                                                                           -------------    ------------
Gross Land Sales:
 Bulk sales...........................................................      $   226         $   101
 Retail sales*........................................................        2,289           1,438
                                                                            -------         -------
      Total...........................................................        2,515           1,539
                                                                            -------         -------


Housing Sales:
 Condominium..........................................................          -0-              37
 Vacation Ownership...................................................          -0-              83
                                                                            -------         -------
      Total...........................................................          -0-             120
                                                                            -------         -------
      Total Real Estate...............................................      $ 2,515         $ 1,659
                                                                            =======         =======

- - --------------------
 * New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the years ended December 25, 1992 and December 27, 1991 were $2,154,000 and $4,087,000, respectively. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totalling 20% of the contract sales prices. See Note 1 to the Consolidated Financial Statements.

 Improvement revenues result from the recognition of revenue deferred from prior period sales. Recognition occurs as development work proceeds on previously sold property. Improvement revenues totalled $2,404,000 in 1992 as compared to $-0-for 1991. The increase was due to the Company's resumption of development work in the third quarter of 1992.

 Interest income was $3,584,000 for 1992 compared to $5,270,000 for 1991. This decrease is the result of lower contracts receivable balances.

 Other revenues were $4,137,000 for 1992 compared to $4,240,000 in 1991. Included in other revenues is the previously mentioned gain of $448,000 on the sale of the administration building at the Company's Citrus Springs community.

   COSTS AND EXPENSES

 Costs and expenses were $18,935,000 for 1992 compared to $30,313,000 in 1991. Included in costs and expenses for 1991 was a provision of $8,900,000 caused by an addition to the allowance for uncollectible contracts for previously recognized sales of $12,200,000. Cost of sales totalled $4,605,000 for 1992 versus $2,599,000 for 1991, primarily due to the resumption of development work in the third quarter of 1992. Gross profit margins decreased from 53.1% to 46.7%.

 Commissions, advertising and other selling expenses totalled $3,917,000 for 1992 versus $4,107,000 for 1991. Advertising expenditures increased from $259,000 in 1991 to $580,000 in 1992, reflecting the Company's efforts to stimulate sales and implement its marketing program. Additional working capital was expected to be allocated during the year for advertising and promotional purposes to strengthen the Company's marketing organization, rebuild its retail land sales business and re-enter the single-family home business.

 General and administrative expenses were $5,844,000 in 1992 versus $6,165,000 for 1991. General and administrative expenses decreased primarily due to overhead reductions, as part of the Company's efforts to stabilize its liquidity situation.

 Interest expense was $3,356,000 for 1992, as compared to $6,896,000 for 1991, or a 51% decrease. Total interest costs (including capitalized interest) were $3,456,000 and $6,896,000 for 1992 and 1991, respectively. The decrease in interest cost is due to substantially lower debt balances, as well as lower prime rates of interest charged by the Company's lenders.

    NET INCOME

 The Company reported net income of $7,336,000 for 1992, compared to a net loss of $26,629,000 for 1991. The 1992 results include a gain of $448,000 on the sale of the administration building at the Company's Citrus Springs community, as well as a $10,161,000 extraordinary gain from debt restructuring and a $3,983,000 extraordinary gain from the settlement related to the Company's Marco refund obligation. The 1991 results included a provision of approximately $8,900,000 related to a $12,200,000 addition to the allowance for uncollectible contracts, as well as a $7,100,000 extraordinary loss from debt restructuring related to the Sixth Restatement. Exclusive of the extraordinary items, the loss from operations for 1992 was $6,808,000, as compared to the prior year's loss of $19,529,000.

REGULATORY DEVELOPMENTS WHICH MAY AFFECT FUTURE OPERATIONS

 In Florida, as in many growth areas, local governments have sought to limit or control population growth in their communities through restrictive zoning, density reduction, the imposition of impact fees and more stringent development requirements. Although the Company has taken such factors into consideration in its master plans, the increased regulation has lengthened the development process and added to development costs.

 On a statewide level, the Florida Legislature adopted and implemented the Florida Growth Management Act of 1985 (the "Act") to aid local governments efforts to discourage uncontrolled growth in Florida. The Act precludes the issuance of development orders or permits if public facilities such as transportation, water and sewer services will not be available concurrent with development. Development orders have been issued for, and development has commenced in, the Company's existing communities (with development being virtually completed in certain of these communities). Thus, such communities are less likely to be affected by the new growth management policies than future communities. Any future communities developed by the Company will be strongly impacted by new growth management policies. Since the Act and its implications are consistently being re-examined by the State, together with local governments and various state and local governmental agencies, the Company cannot further predict the timing or the effect of new growth management policies, but anticipates that such policies may increase the Company's permitting and development costs.

 In addition to Florida, other jurisdictions in which the Company's properties are offered for sale have recently strengthened, or are considering strengthening, their regulation of subdividers and subdivided lands in order to provide further assurances to the public, particularly given the adverse publicity surrounding the industry which existed in 1990. The Company has attempted to take appropriate steps to modify its marketing programs and registration applications in the face of such increased regulation, but has incurred additional costs and delays in the marketing of certain of its properties in certain states and countries. For example, the Company has complied with regulations of certain states which require that the Company sell its properties to residents of those states pursuant to a deed and mortgage transaction, regardless of the amount of the down payment. The Company intends to continue to monitor any changes in statutes or regulations affecting, or anticipated to affect, the sale of its properties and intends to take all necessary and reasonable action to assure that its properties and its proposed marketing programs are in compliance with such regulations, but there can be no assurance that the Company will be able to timely comply with all regulatory changes in all jurisdictions in which the Company's properties are presently offered for sale to the public.

LIQUIDITY AND CAPITAL RESOURCES

  MORTGAGES AND SIMILAR DEBT

 Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries.

 The following table presents information with respect to mortgages and similar debt (in thousands):

                                                                                YEARS ENDED
                                                                   ----------------------------------
                                                                   DECEMBER  31,         DECEMBER 25,
                                                                       1993                  1992
                                                                   ------------          ------------

          Mortgage Notes Payable ..................                $  13,284             $  8,165
          Other Loans..............................                    2,500                1,000
                                                                   ---------             --------
               Total Mortgages and Similar Debt.....               $  15,784             $  9,165
                                                                   =========             ========

 Included in Mortgage Notes Payable is the $3,000,000 First Selex Loan ($1,860,000 as of August 31, 1994), the $1,000,000 Second Selex Loan ($967,000
as of August 31, 1994) the $4,384,000 Third Selex Loan and the

$4,900,000 Yasawa Loan ($4,765,000 as of August 31, 1994). Other loans include the $1,000,000 Empire note and the $1,500,000 Scafholding Loan.

 These mortgage notes payable and other loans are in default as of August 31, 1994 due to the non-payment of interest and principal. The lenders have not taken any action as a result of these defaults.

 On June 19, 1992, the Company completed a transaction with Selex whereby, among other things, Selex loaned the Company $3,000,000 (the First Selex Loan). The First Selex Loan is collateralized by a first mortgage on certain of the Company's property in its St. Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial eighteen months of the Loan and interest payments due quarterly thereafter. On February 17, 1994, principal in the amount of $1,140,000 was repaid under the First Selex Loan when Selex exercised its previously described Option to convert a portion of the Loan into 600,000 shares of the Company's Common Stock at a conversion price of $1.90 per share. Accrued interest in the amount of $604,300 (including $463,600 due December 31, 1993) was unpaid and in default under the First Selex Loan as of August 31, 1994.

 The Company had defaulted on its bank debt in the third quarter of 1990, and was engaged in negotiating the repayment and restructuring of such debt through 1991 and the first half of 1992. As of December 27, 1991, the Company's bank debt had been reduced by the assignment of mortgages receivables and, on October 11, 1991, the transfer of certain properties to its principal lending banks pursuant to a Conveyance Agreement with such lenders. The Conveyance Agreement not only provided for the partial repayment of the bank debt, but also encompassed an agreement in principle providing for the restructuring and repayment of the remaining bank debt.

 On June 18, 1992, the Company completed the restructuring of its bank debt by entering into the Sixth Amended and Restated Credit and Security Agreement (the "Sixth Restatement") with its lenders. The terms of the Sixth Restatement provided for the Company's remaining debt in the principal amount of approximately $25,300,000 to be repaid by June 30, 1997, with specified interim repayments and benchmarks to be achieved. Among other things, the Sixth Restatement provided for: (i) interest to accrue on the remaining debt at Citibank's alternate base rate ("ABR") plus 4% per annum, subject to a minimum interest rate of 11% per annum and a maximum interest rate of 14% per annum, with no interest payments due until June 30, 1996; (ii) accrued, but unpaid interest on $10,000,000 of the restructured debt to be forgiven provided that the principal balance outstanding on the restructured debt as of June 30, 1996 was less than $9,000,000; and (iii) the issuance to the lenders of warrants to acquire up to 277,387 shares of the Company's Common Stock at a price of $1.00 per share.

 In conjunction with the completion of the Sixth Restatement, the lenders released or subordinated their lien on certain assets of the Company, to enable the Company to complete the First Selex Loan, to complete the $13,500,000 sale of contracts receivable described below, to enter into the 1992 Consent Order with the Division, and to secure working capital needed to pay real estate taxes which were, at the time, delinquent and meet its customer obligations for improvement work at certain of the Company's communities. During the third quarter of 1992, the lenders also released their lien on certain other contracts receivable to allow the Company to complete a sale of such receivables, which generated $600,000 in proceeds. These proceeds were, in turn, paid to the lenders, with the lenders allowing the Company $1,000,000 in debt reduction credit, and resulting in an extraordinary gain of $400,000.

 During the 1991 second quarter, the Company incurred extraordinary expenses of $3,500,000 for debt restructuring, based upon the transfer value of the assets involved in the first phase of its debt restructuring. During the fourth quarter of 1991, the Company provided for an additional $3,600,000 of extraordinary expenses for debt restructuring based upon the Company's assessment of the ultimate costs that would result from the restructuring of its debt pursuant to the Sixth Restatement. The fourth quarter addition included the anticipated professional fees, bank charges and other costs related to the Sixth Restatement, as well as the loss on the sale of contracts receivable discussed below. The completion of the Sixth Restatement was dependent upon the completion of the sale of contracts receivable; therefore, the loss on such sale was included as an extraordinary item.

 On December 2, 1992 the Company entered into various agreements relating to certain of its assets and the restructuring of its debt with Yasawa. The consummation of these agreements was conditioned upon the acquisition by Mr. Gram of the bank debt under the Sixth Restatement (the "Bank Loan") described above. On December 4, 1992, Gram acquired the Bank Loan of approximately $25,150,000 (including interest and fees) for a price of $10,750,000, as well as the warrants which the lenders held. Immediately thereafter, Gram transferred all of his interest in the Bank Loan, including the warrants, to Yasawa. See Notes 5 and 10 to Consolidated Financial Statements.

 On December 11, 1992 the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the Bank Loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of August 31, 1994); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the Bank Loan as a loan from Yasawa.

 The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, at which time only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. A portion of the proceeds from a March, 1993 sale of contracts receivable was applied to reduce the Yasawa Loan to $4,900,000 during the first quarter of 1993 and the assignment of a mortgage receivable to Yasawa reduced the Yasawa Loan to $4,764,000 as of August 31, 1994. Accrued interest due under the Yasawa Loan in the amount of $355,196 was unpaid and in default as of August 31, 1994.

 In February, 1994, Yasawa loaned the Company an additional amount of $437,500 at an interest rate of 8% per annum (the "Second Yasawa Loan"). As of August 31, 1994, a total of $1,200,000 had been advanced under the Loan.

 On April 30, 1993 Selex loaned the Company an additional $1,000,000 collateralized by a first mortgage on certain of the Company's property in its Marion Oaks, Florida community (the "Second Selex Loan"). The Second Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. The Second Selex Loan provides for principal to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 to be due and payable on April 30, 1994. Although Selex had certain conversion rights under the Second Selex Loan in the event the Company sold any Common Stock or Preferred Stock prior to payment in full of all amounts due to Selex under the Second Selex Loan, such rights were voided as of December 31, 1993 since the regulations set forth in proposed Treasury Decision CO-18-90 relative to Section 382 of the Internal Revenue Code were not adopted by such date. As of August 31, 1994, $33,000 in principal had been repaid under the Second Selex Loan, but accrued interest of $93,344 due under the Loan as of August 31, 1993 remained unpaid and in default.

 From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 becoming due and payable on April 30, 1994. As of August 31, 1994 accrued interest of $466,837 due under the Third Selex Loan was unpaid and in default.

 Interest due to Selex, Yasawa and their affiliates in the aggregate amount of $2,300,000 remained unpaid and in default as of August 31, 1994. From January 1, 1994 through August 31, 1994, $24,000 in principal was repaid under the Second Selex Loan and $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option. After giving effect to such repayments of principal, the Company had loans outstanding from Selex, Yasawa and their affiliates on August 31, 1994 in the amount of approximately $17,976,000 including interest, of which approximately $9,867,000 is owed to Selex, (10% per annum on the First Selex Loan, 11% per annum on the Second and Third Selex Loans and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $6,349,000 is owed to Yasawa, including accrued and unpaid interest of approximately $384,500 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $1,759,000 is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $259,500 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

 On March 10, 1994, the Company was advised that Selex filed an Amendment to its
Schedule 13D filed with the Commission. In the Amendment, Selex reported that it, together with Yasawa and their affiliates, were uncertain as to whether they would provide any further funds to the Company. The Amendment further stated that Selex, Yasawa and their affiliates were seeking third parties to provide financing for the Company and that as part of any such transaction, they would be willing to sell or restructure all or a portion of their loans and Common Stock in the Company.

 The Company has stated in previous filings with the Commission that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As stated above, during the last six months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program could not be realized in 1993 and the Company was unable to secure financing in 1994 to meet its ongoing working capital requirements.

 Inasmuch as funding is not presently available to the Company from external sources and, as stated in their Amendment, Selex, Yasawa and their affiliates have not determined whether they will provide any further funds to the Company, the Company is facing a severe cash shortfall. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its escrow obligations to the Division pursuant to the

Company's 1992 Consent Order, its obligation under its lease for its corporate offices and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid certain real estate taxes which aggregate approximately $1,549,000 as of August 31, 1994 and is also subject to certain pending litigation from former employees and others, which may adversely affect the financial condition of the Company. See "Legal Proceedings."

 The Company is continuing to seek third parties to provide financing. As part of any such transaction, Selex, Yasawa and their affiliates have indicated that they are willing to sell or restructure all or a portion of their loans and Common Stock in the Company. They have also indicated that they are willing to sell their interests in the Company at a significant discount. Consummation of any such transaction may result in a change in control of the Company. There can be no assurance, however, that any such transaction will result or that any financing will be obtained. Accordingly, the Company's Board of Directors is also considering other appropriate action given the severity of the Company's liquidity position including but not limited to protection under federal bankruptcy laws. Alternatively, the Company could be subject to the filing of an involuntary bankruptcy proceeding in the event it is unable to resolve and settle pending litigation, satisfy settlement commitments and other unpaid creditor claims. See "Business: Recent Developments", "Legal Proceedings" and Notes 1, 5 and 8 to Consolidated Financial Statements.

    CONTRACTS AND MORTGAGES RECEIVABLE SALES

 In December, 1992, as described above, the Company sold $10,800,000 of contracts and mortgages receivable to an affiliate of Yasawa at face value, applying the proceeds therefrom to reduce the Bank Loan acquired by Yasawa.

 In June, 1992, the Company completed a new financing through a $13,500,000 sale of contracts and mortgages receivable which generated approximately $8,000,000 in net proceeds to the Company and the creation of a holdback account in the amount of $3,100,000. The anticipated costs of this transaction were included in the extraordinary loss from debt restructuring for 1991. In conjunction with this sale, the February, 1990 sale described below and certain prior sales of receivables, the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. Upon compliance with the conditions of the agreement with the purchaser, funds from the holdback account and property held by the collateral trustee will be released to the Company.

 In February, 1990, the Company completed a sale of $17,000,000 of receivables, generating approximately $13,900,000 in net proceeds and a loss of approximately $600,000. This transaction, as well as the June, 1992 sale described above, among other things, requires that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,200,000 as of August 31, 1993). The Company believes that it has established adequate reserves and guarantees in the event such replacement or repurchase becomes necessary.

 In addition to the above, the Company transferred $1,600,000 in contracts and mortgages receivable in March, 1993, to a third party generating $1,100,000 in proceeds to the Company and the creation of a holdback account in the amount $150,000.

 The Company was the guarantor of approximately $29,265,000 of contracts receivable sold or transferred as of December 31, 1993 and had $1,992,000 on deposit with the purchaser of the receivables as security to assure collectibility as of such date. The Company has been in compliance with all receivable transactions since the consummation of the June, 1992 sale.

 The Company anticipates that it will be necessary to complete additional sales and financings of a portion of its receivables in 1994 and 1995. There can be no assurance, however, that such sales and/or financings can be accomplished.

    OTHER OBLIGATIONS

 As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, the Company, in February, 1980, entered into a Consent Order with the Division which provided a program for notifying affected customers. The Consent Order, which was restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills community, the transfer of development obligations to core growth areas of the community); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka, Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company. The Consent Order also required the establishment of an improvement escrow account as assurance for completing such improvement obligations. In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. To meet its current escrow and development obligations under the 1992 Consent Order, the Company is required to deposit into escrow $5,160,000 in 1994 and $3,519,000 in 1995. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $8,915,000 as of December 31, 1993) and future receivables. As previously stated, the Company is in default of its escrow obligations, and in accordance with the 1992 Consent Order, the collections on such receivables have been escrowed for the benefit of purchasers since March 1, 1994. At August 31, 1994, the amount collected on fully paid-for lots was approximately $1,340,000. Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

 As of December 31, 1993, the Company had estimated development obligations of approximately $2,825,000 on sold property, an estimated liability to provide title insurance costing $951,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $3,852,000, all of which are included in deferred revenue. The total cost, including the previously mentioned obligations, to complete improvements at December 31, 1993 to lots subject to the 1992 Consent Order and to lots in the St. Augustine Shores community was estimated to be approximately $18,574,000. The Company has in escrow approximately $1,664,000 specifically for land improvements at certain of its Central and North Florida communities.

 The Company's continuing liquidity problems have precluded the timely payment of the full amount of its 1992 and 1993 real estate taxes. The Company has paid real estate taxes on all properties sold on which it is solely obligated to pay real estate taxes and on all properties which are presently available for sale. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay real estate taxes as monies are collected from customers. Delinquent real estate taxes on certain of the Company's properties, none of which are presently being marketed, aggregated approximately $1,549,000 as of August 31, 1994.

 The Company's corporate performance bonds to assure the completion of development at its St. Augustine Shores community expired in March and June, 1993. Such bonds cannot be renewed due to a change in the policy of the Board of County Commissioners of St. Johns County which precludes allowing any developer to secure the performance of development obligations by the issuance of corporate bonds. In the event that St. Johns County elects to undertake and complete such development work, the Company would be obligated with respect to 1,000 improved lots at St. Augustine Shores in the amount of approximately $6,200,000. The Company intends to submit an alternative assurance program for the completion of such development and improvements to the County for its approval.

 On September 30, 1988, the Company entered into an agreement with Citrus County, Florida to establish the procedure for transferring final maintenance responsibilities for roads in the Company's Citrus Springs subdivision to Citrus County. The agreement obligated the Company to complete certain remedial work on previously completed improvements within the Citrus Springs subdivision by June 1, 1991. The Company was unable to complete this work by the specified date and is negotiating with Citrus County for the transfer of final maintenance responsibility for the roads to the County.

 Following the consummation of the Sixth Restatement, the Company conveyed certain properties to the landlord in satisfaction of its outstanding lease obligations for its executive office building in Miami, Florida. The Company also entered into a modification of its lease agreement, providing for a reduction of its rental expenses through June 30, 1994, at which time the Company would have the option of acquiring the leased premises or reinstating the lease according to its original terms. Should the landlord sell the leased premises to a third party at any time that the lease, or any modification thereof, is in effect, then the lease with the Company would be cancelled. In December, 1993, the landlord filed suit against the Company alleging that the Company defaulted in its obligation to make rental payments under the lease and seeking to accelerate lease payments. See "Business: Recent Developments" and "Legal Proceedings".

 The Company had placed certain properties in trust to meet its refund obligations to customers affected by the 1976 denial by the U.S. Army Corps of Engineers of permits to complete the development of the Company's Marco Island community and had provided in its financial statements for such obligations. Following the September, 1992 court approval of a settlement of certain class action litigation instituted by customers affected by the Marco permit denials, the Company, among other things, conveyed more than 120 acres of multi-family and commercial land that had been placed in trust to the trustee of the 809 member class, and listed 250,000 shares of restricted Common Stock of the Company to be issued to the class members. At December 31, 1993, $2,886,000 remained in the allowance for Marco permit costs, including $554,000 relating to interest accrued on such obligations. Based upon the Company's experience with affected customers, the Company believes that its total obligations to the remaining 1.3% of its affected customers will not materially exceed the amount provided for in its financial statements. See Note 9 to Consolidated Financial Statements.

   LIQUIDITY

 Since 1986, the Company has directed its marketing efforts to rebuilding retail land sales in an attempt to obtain a more stable income stream and achieve a balanced growth of retail land sales and bulk land sales. Retail land sales typically have a higher gross profit margin than bulk land sales and the contracts receivable generated from retail land sales provide a continuing source of income. However, retail land sales also have traditionally produced negative cash flow through the point of sale. This is because the marketing and selling expenses have generally been paid prior to or shortly after the point of sale, while the land is generally paid for in installments. The Company's ability to rebuild retail land sales has been substantially dependent on its ability to sell or otherwise finance contracts receivable and/or secure other financing sources to meet its cash requirements.

 To alleviate the negative cash flow impact arising from retail land sales while attempting to rebuild its sales volume, the Company implemented several new marketing programs which, among other things, adjusted the method of commission payments and required larger down payments. However, the nationwide economic recession, which has been especially pronounced in the real estate industry, adverse publicity surrounding the industry which existed in 1990, the resulting, more stringent regulatory climate, and worldwide economic uncertainties have severely depressed retail land sales beginning in mid-1990 and continuing thereafter, resulting in a continuing liquidity crisis.

 Because of this severe liquidity crisis, the Company ceased development work late in the third quarter of 1990 and did not resume development work until the third quarter of 1992. From September 29, 1990 through the fourth quarter of 1991, when the Company ceased selling undeveloped lots, sales of undeveloped lots were accounted for using the deposit method. Under this method, all payments were recorded as a customer deposit liability. In addition, because of the increasing trend in delinquencies during 1990, since the beginning of 1991, the Company has not recognized any sale until 20% of the contract sales price has been received. As a result, the reporting and recognition of revenues and profits on a portion of the Company's retail land sales contracts is being delayed. See Note 1 to Consolidated Financial Statements.

 The continued economic recession and the increasing adverse effects of such recession on the Florida real estate industry not only resulted in the Company's sales remaining at depressed levels, but caused greater contract cancellations in 1991, particularly in the second half of the year, than were anticipated. Such cancellations required the Company to record an additional provision to its allowance for uncollectible sales of approximately $12,200,000 in the 1991 third quarter, impacting net income by approximately $8,900,000. While the Company is making every effort to reduce its cancellations, should this trend continue, the Company could be required to record additional provisions in the future.

 The Company had defaulted on its bank debt in the third quarter of 1990, and was engaged in negotiating the repayment and restructuring of such debt through 1991 and the first half of 1992. On October 11, 1991, as described above, the Company completed the first phase of the restructuring of its bank debt by conveying to the lenders certain real estate assets which had been held for future development or bulk sales purposes, and on June 18, 1992, the Company finalized the restructuring of its remaining bank debt by entering into the Sixth Restatement.

 In December, 1992, such bank debt was acquired by Mr. Gram and assigned to Yasawa. Through the sale of certain assets to Yasawa and its affiliates, including certain contracts receivable, and the exercise of the warrants by Yasawa, the Company was able to reduce such remaining debt from approximately $25,150,000 (including interest and fees) to approximately $5,106,000. During 1993, the Yasawa Loan was reduced to $4,900,000. The agreement with Yasawa also provided the Company with a future line of credit of $1,500,000, all of which was drawn and outstanding as of August 31, 1994. During 1993, Selex loaned the Company an additional $5,400,000 pursuant to the Second and Third Selex Loans, of which $5,351,000 was outstanding as of August 31, 1994, and Yasawa loaned the Company an additional $1,200,000 in 1994 pursuant to the Second Yasawa Loan. The loans from Selex, Yasawa and their affiliates are collateralized by substantially all of the Company's assets.

 On March 10, 1994, the Company was advised that Selex filed an Amendment to its
Schedule 13D with the Commission. In the Amendment, Selex reported that it, together with Yasawa and their affiliates, were uncertain as to whether they would provide any further funds to the Company. The Amendment further stated that Selex, Yasawa and their affiliates were seeking third parties to provide financing for the Company and that as part of any such transaction, they would be willing to sell or restructure all or a portion of their loans and Common Stock in the Company.

 The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last six months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements.

 Inasmuch as funding is not presently available to the Company from external sources and, as stated in their Amendment, Selex, Yasawa and their affiliates have not determined whether they will provide any further funds to the Company, the Company is facing a severe cash shortfall. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order, its obligation under its lease for its corporate offices and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid certain real estate taxes which aggregate approximately $1,549,000 as of August 31, 1994 and is also subject to certain pending litigation from former employees and others, which may adversely affect the financial condition of the Company. See "Legal Proceedings."

 The Company is continuing to seek third parties to provide financing. As part of any such transaction, Selex, Yasawa and their affiliates have indicated that they are willing to sell or restructure all or a portion of their loans and Common Stock in the Company. They have also indicated that they are willing to sell their interests in the Company at a significant discount. Consummation of any such transaction may result in a change in control of the Company. There can be no assurance, however, that such transaction will result or that any financing will be obtained. Accordingly, the Company's Board of Directors is also considering other appropriate action given the severity of the Company's liquidity position. Alternatively, the Company could be subject to the filing of an involuntary bankruptcy proceeding in the event it is unable to resolve and settle pending litigation, satisfy settlement commitments and other unpaid creditor claims. See "Business: Recent Developments", "Legal Proceedings" and Notes 1, 5 and 8 to Consolidated Financial Statements.

ITEM 8

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTAL DATA

                                                                                PAGE

Independent Auditors' Report.................................................   36

Consolidated Balance Sheets as of December 31, 1993 and December 25, 1992....   37

Statements of Consolidated Operations for the years ended December 31, 1993,
 December 25, 1992 and  December 27,  1991...................................   39

Statements of Consolidated Stockholders' Equity (Deficiency) for the years
 ended December 31, 1993, December 25, 1992 and December 27, 1991............   40

Statements of Consolidated Cash Flows for the years ended December 31, 1993,
 December 25, 1992 and  December 27,  1991...................................   41

Notes to Consolidated Financial Statements...................................   43

Supplemental Unaudited Quarterly Financial Data..............................   61

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE DELTONA CORPORATION:

 We have audited the consolidated balance sheets of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1993 and December 25, 1992 and the related statements of consolidated operations, consolidated stockholders' equity (deficiency) and consolidated cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1993 and December 25, 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

 The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred substantial operating losses during 1993, 1992 and 1991, has continued to experience severe liquidity crises, causing the Company to be unable to meet certain contractual obligations, in some cases resulting in litigation that may have a substantial impact on the Company, and has a stockholders' deficiency at December 31, 1993. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
September 5, 1994

                          CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                                     ASSETS
                                 (IN THOUSANDS)

                                                                                 DECEMBER 31, DECEMBER 25,
                                                                                    1993          1992
                                                                                 ------------  -----------

Cash and short term investments, including escrow deposits and restricted cash
 of $2,730 in 1993 and $7,248 in 1992 (Note 7)...............................    $  3,008     $  7,622
                                                                                 --------     --------


Contracts receivable for land sales (Notes 2, 5 and 8).......................       7,881       10,741


Less: Allowance for uncollectible contracts..................................      (1,456)      (1,646)

      Unamortized valuation discount.........................................        (894)      (1,269)
                                                                                 --------     --------


Contracts receivable - net...................................................       5,531        7,826
                                                                                 --------     --------


Mortgages and other receivables - net (Notes 2, 5 and 8).....................       3,946        6,392
                                                                                 --------     --------


Inventories, at lower of cost or net realizable value (Notes 3 and 5):


Land and land improvements...................................................      12,443       12,418


Other........................................................................         163        1,102
                                                                                 --------     --------


          Total inventories..................................................      12,606       13,520
                                                                                 --------     --------



Property, plant and equipment - net (Notes 4 and 5)..........................       1,009        1,158
                                                                                 --------     --------


Prepaid expenses and other...................................................         465          532
                                                                                 --------     --------


          TOTAL..............................................................    $ 26,565     $ 37,050
                                                                                 ========     ========

    The accompanying notes are an integral part of the consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                            DECEMBER 31, DECEMBER 25,
                                                                                1993         1992
                                                                            -----------  -----------
Mortgages and similar debt (Note 5):

 Mortgage notes payable...................................................  $ 13,284     $  8,165

 Other loans..............................................................     2,500        1,000
                                                                            --------     --------


      Total mortgages and similar debt.....................................   15,784        9,165


Accounts payable-trade.....................................................      948        1,564


Accrued expenses and other (Note 8)........................................    6,949        6,793


Customers' deposits........................................................    1,051        2,656


Allowance for Marco permit costs (Note 9)..................................    2,886        3,849


Deferred revenue (Notes 7 and 8)...........................................   13,238       18,542
                                                                            --------     --------


Total liabilities..........................................................   40,856       42,569
                                                                            --------     --------



Stockholders' equity (deficiency) (Notes 1, 5, and 10):

 Common stock, $1 par value-authorized 15,000,000 shares;
  outstanding: 1993 and 1992 - 5,950,604 shares (excluding 12,228
  shares held in treasury)................................................     5,951        5,951


 Capital surplus..........................................................    42,080       42,080


 Accumulated deficit......................................................   (62,322)     (53,550)
                                                                            --------     --------


Total stockholders' equity (deficiency)...................................   (14,291)      (5,519)
                                                                            --------     --------


                   TOTAL..................................................  $ 26,565     $ 37,050
                                                                            ========     ========


    The accompanying notes are an integral part of the consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    THE DELTONA CORPORATION AND SUBSIDIARIES
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                            YEARS ENDED
                                                               ---------------------------------------
                                                               DECEMBER 31, DECEMBER 25, DECEMBER 27,
                                                                   1993         1992          1991
                                                               -----------  ------------ ------------
REVENUES

 Gross land sales (Notes 2 and 7)........................      $   3,170    $  2,515     $  1,539
 Less: Estimated uncollectible sales.....................           (486)       (248)        (223)
      Deferred revenue-future improvements..............               -           -            -
      Contract valuation discount.......................            (252)       (175)        (162)
                                                               ---------    --------     --------
 Net land sales..........................................          2,432       2,092        1,154
 Sales-housing...........................................            344          -           120
 Recognized improvement revenue-prior period sales.......          4,725       2,404            -
 Interest income.........................................          1,197       3,584        5,270
 Other (Note 11).........................................          3,401       4,137        4,240
                                                               ---------    --------     --------
          TOTAL............................................       12,099      12,217       10,784
                                                               ---------    --------     --------

COSTS AND EXPENSES

 Cost of sales-land......................................            656         629          253
 Cost of sales-housing...................................            292         -0-           34
 Cost of improvements-prior period sales.................          3,574       2,048          -0-
 Cost of sales-other.....................................          1,919       1,928        2,312
 Provision for uncollectible contracts...................          2,400           -        8,900
 Commissions, advertising, and other selling expenses....          6,008       3,917        4,107
 General and administrative expenses.....................          3,790       5,844        6,165
 Real estate tax.........................................            975       1,213        1,646
 Interest expense........................................          1,257       3,356        6,896
                                                               ---------    --------     --------

          TOTAL............................................       20,871      18,935       30,313
                                                               ---------    --------     --------
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEMS.....................................         (8,772)     (6,718)     (19,529)
PROVISION FOR INCOME TAXES (NOTE 6).........................           -          90          -0-
                                                               ---------    --------     --------

INCOME (LOSS) FROM OPERATIONS BEFORE EXTRAORDINARY ITEMS....      (8,772)     (6,808)     (19,529)

EXTRAORDINARY ITEMS:
 Gain (loss) from debt restructuring.....................              -      10,161       (7,100)
 Gain on settlement related to the Marco refund
   obligation............................................              -       3,983          -0-
                                                               ---------    --------     --------
NET INCOME (LOSS)...........................................   $  (8,772)   $  7,336     $(26,629)
                                                               =========    ========     ========

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARES
 FROM (NOTE 12):
 Operations..............................................      $   (1.45)   $  (1.19)    $  (3.45)
 Extraordinary gain (loss)...............................              -        2.48        (1.25)
                                                               ---------    --------     --------
     NET INCOME (LOSS)...................................      $   (1.45)   $   1.29     $  (4.70)
                                                               =========    ========     ========

    The accompanying notes are an integral part of the consolidated financial statements.

          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)

 FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 25, 1992 AND DECEMBER 27, 1991

                                                                COMMON STOCK         CAPITAL      ACCUMULATED
                                                               ($1 PAR VALUE)        SURPLUS        DEFICIT
                                                               --------------        -------      -----------
BALANCES, DECEMBER 28, 1990..............................          $5,661            $42,056      $(34,257)
 Net (loss) for the year..............................                  -                  -       (26,629)
                                                                   ------            -------      --------

BALANCES, DECEMBER 27, 1991..............................           5,661             42,056       (60,886)
 Net proceeds from the exercise of Warrants...........                290                 24             -
 Net income for the year..............................                  -                  -         7,336
                                                                   ------            -------      --------

BALANCES, DECEMBER 25, 1992..............................           5,951             42,080       (53,550)

 Net (loss) for the year..............................                  -                  -        (8,772)
                                                                   ------            -------      --------

BALANCES, DECEMBER 31, 1993..............................          $5,951            $42,080      $(62,322)
                                                                   ======            =======      ========

    The accompanying notes are an integral part of the consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                            YEARS ENDED
                                                               --------------------------------------
                                                               DECEMBER 31, DECEMBER 25, DECEMBER 27,
                                                                   1993         1992         1991
                                                               ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from operations:
      Proceeds from sale of residential units.............     $    344     $      -     $      9
      Collections on contracts and mortgages receivable...        1,726        7,192       10,937
      Proceeds from sale or transfer of contracts
        receivable........................................        1,059        8,615            -
      Down payments on and proceeds from sales
        of homesites and tracts...........................        1,517          861        1,007
      Proceeds from sale of Marco Trust property..........          444          817          792
      Proceeds from other sources.........................          262          654        1,753
                                                               --------     --------     --------
          TOTAL CASH RECEIVED FROM OPERATIONS............    .    5,352       18,139       14,498
                                                               --------     --------     --------

 Cash expended by operations:
      Cash paid for residential units.....................          282            -            -
      Cash paid for land and land improvements............        5,028        3,626          856
      Customer refunds....................................        1,248        1,296        1,215
      Commissions, advertising and other selling expenses.        5,331        2,300        3,403
      General and administrative expenses.................        3,806        6,061        5,844
      Interest paid.......................................          258          153        1,933
      Real estate taxes paid..............................        1,030        2,665          273
                                                               --------     --------     --------
          TOTAL CASH EXPENDED BY OPERATIONS...............       16,983       16,101       13,524
                                                               --------     --------     --------
          NET CASH PROVIDED BY (USED IN) OPERATING
            ACTIVITIES....................................      (11,631)       2,038          974
                                                               --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of property, plant and equipment......          493        2,014            -
 Payment for acquisition and construction of property,
   plant and equipment....................................          (94)         (78)          (4)
                                                               --------     --------     --------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES....................................          399        1,936           (4)
                                                               --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 New borrowings...........................................        6,900        3,000            -
 Repayment of borrowings..................................         (282)      (3,504)        (103)
                                                               --------     --------     --------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES....................................        6,618         (504)        (103)
                                                               --------     --------     --------
Net increase (decrease) in cash and short term investments..     (4,614)       3,470          867
Cash and short term investments, at beginning of year.......      7,622        4,152        3,285
                                                               --------     --------     --------
Cash and short term investments, at end of year.............   $  3,008     $  7,622     $  4,152
                                                               ========     ========     ========

    The accompanying notes are an integral part of the consolidated financial statements.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (IN THOUSANDS)


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:

                                                                            YEARS ENDED
                                                               -------------------------------------
                                                               DECEMBER 31, DECEMBER 25, DECEMBER 27,
                                                                   1993         1992         1991
                                                               ------------ ------------ ------------
Net income (loss)............................................  $   (8,772)  $    7,336   $  (26,629)
                                                               ----------   ----------   ----------
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
 Depreciation and amortization............................            104          175          292
 Provision for estimated uncollectible sales..............          2,886          248        9,123
 Contract valuation discount, net of amortization.........           (255)      (3,063)      (2,574)
 Net gain on sale of property, plant and equipment........            (50)        (448)           -
 Extraordinary (gain) loss from debt restructuring........              -      (10,161)       7,100
 Extraordinary gain on settlement related to the
   Marco refund obligation................................              -       (3,983)           -
 Notes payable issued for accounts payable-trade (net)....              -            -          123
(Increase) decrease in assets and increase (decrease) in
  liabilities:
 Gross contracts receivable plus deductions from reserves.           (546)      17,547        7,073
 Mortgages and other receivables..........................          2,204       (3,483)      10,636
 Land and land improvements...............................            (25)       4,462        3,452
 Land held for sale or transfer...........................              -        4,979       (4,979)
 Housing completed or under construction and other........          1,088         (907)          14
 Land held for bulk sale or future development............              -            -            -
 Prepaid expenses and other...............................             67          371          (85)
 Accounts payable, accrued expenses and other.............           (460)        (717)        (462)
 Customers' deposits......................................         (1,605)       1,030         (150)
 Allowance for Marco permit costs.........................           (963)        (287)         491
 Deferred revenue.........................................         (5,304)      (2,137)      (2,451)
                                                               ----------   ----------   ----------
      Total adjustments and changes........................        (2,859)      (5,298)      27,603
                                                               ----------   ----------   ----------
Net cash provided by (used in) operating activities..........  $  (11,631)  $    2,038   $      974
                                                               ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:

Assets assigned or conveyed as a reduction of accrued
 expenses, mortgages and notes payable and settlement of
 Marco refund obligation:
 Contracts and mortgages receivable (net).................     $      708   $    7,266   $    4,920
                                                               ==========   ==========   ==========
 Land and land improvements, including land held for
   bulk sale or future development........................     $      202   $   11,522   $   21,640
                                                               ==========   ==========   ==========
 Property, plant and equipment............................     $        -   $    1,338   $    3,090
                                                               ==========   ==========   ==========
Reduction of accrued expenses, mortgages and notes payable
  as a result of assignment and conveyance agreements........  $        -   $   25,866   $   20,361
                                                               ==========   ==========   ==========
Reduction of Allowance for Marco permit costs in settlement
  related to the Marco refund obligation.....................  $        -   $   12,182   $        -
                                                               ==========   ==========   ==========
Common Stock issued for reduction of long-term debt..........  $        -   $      341   $        -
                                                               ==========   ==========   ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION - GOING CONCERN

 The accompanying financial statements of The Deltona Corporation and subsidiaries (the "Company") have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

 During 1990, as a result of adverse publicity surrounding the Florida real estate industry, the Company could not complete the sale of $7,000,000 of contracts receivable. This created a severe liquidity crisis for the Company. The liquidity crisis was further impacted by declining sales and increasing delinquencies in the Company's contracts receivable portfolio caused by such adverse publicity and the national economic slowdown which was particularly severe in the real estate industry. These factors caused the Company to incur a loss from operations of $19,529,000 during 1991, to default on its bank debt and to defer development work at its communities. As a result of its 1991 loss, the Company had a stockholders' deficiency of $13,169,000 for the year ended December 27, 1991. Although the Company reported net income of $7,336,000 for 1992, primarily due to extraordinary gains of $10,161,000 from debt restructuring and $3,983,000 from a settlement related to the Marco refund obligation, such that it was able to reduce the stockholders' deficiency to $5,519,000 as of December 25, 1992, the Company incurred a loss from operations for 1992 of $6,808,000 and for 1993 of $8,772,000, resulting in a stockholders' deficiency of $14,291,000 as of December 31, 1993. The Company has continued to experience liquidity problems, causing it to be unable to fully implement its marketing program and to meet certain contractual obligations, primarily relating to the repayment of debt and the completion of improvements. The Company must obtain additional financing to accomplish the objectives of satisfying or substantially reducing its current debt obligations and provide the financial stability that will allow the Company to accomplish the objectives of a successful business plan. These matters raise substantial doubt about the Company's ability to continue as a going concern.

 Following the completion of the restructuring of its bank debt in 1992 (see
Note 5), the Company commenced the implementation of its business plan by undertaking a new marketing program which included the Company's re-entry into the single-family housing business. To accomplish the objectives of its business plan required the Company to obtain financing during 1993 and will require the Company to obtain additional financing in 1994 and 1995. The transactions described in Note 5 with Selex International B.V., a Netherlands corporation ("Selex"), Yasawa Holding, N.V., a Netherlands Antilles corporation ("Yasawa"), and their affiliates provided the Company with a portion of its financing requirements enabling the Company to commence implementation of the marketing program and attempt to accomplish the objectives of its business plan, but additional financing will be required in 1994 and 1995. Selex, Yasawa and their affiliates are uncertain as to whether they will provide any further funds to the Company. While the Company, together with Selex, Yasawa and their affiliates, is seeking third parties to provide financing for the Company and, as part of any such transaction, Selex, Yasawa and their affiliates have indicated their willingness to sell or restructure all or a portion of their loans and Common Stock in the Company, such financing has not yet become available. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its escrow account obligations to the State of Florida, Department of Business Regulation, Division of Land Sales, Condominiums and Mobile Homes (the "Division") pursuant to the Company's 1992 Consent Order with the Division (the "1992 Consent Order"), its obligation under its lease for its corporate offices, its obligation to pay certain real estate taxes, and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Additionally, the Company is subject to certain pending litigation by former employees and

                    THE DELTONA CORPORATION AND SUBSIDIARIES others, which may adversely affect the financial condition of the Company (See
Note 5 and 8).

 There can be no assurance that the Company will be able to timely secure the necessary financing to resolve its present liquidity situation, that the pending litigation will be favorably concluded, or that a new business plan will be successfully implemented. Consequently, there can be no assurance that the Company can continue as a going concern. In the event that these matters are not successfully addressed, the Company's Board of Directors will consider other appropriate action given the severity of the Company's liquidity position, including, but not limited to, filing for protection under the federal bankruptcy laws. Alternatively, the Company could be subject to the filing of an involuntary bankruptcy proceeding in the event it is unable to resolve and settle pending litigation, satisfy settlement commitments and other unpaid creditor claims. See "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 5 and 8 to Consolidated Financial Statements.

 The consolidated financial statements do not include any adjustments relating to the recoverability of asset amounts or the amounts of liabilities should the Company be unable to continue as a going concern.

 Significant Accounting Policies

 The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles. Material intercompany accounts and transactions are eliminated.

 Since 1986, the Company has used a 52-53 week fiscal year ending on the last Friday of the year. The year ended December 31, 1993 contained 53 weeks, and the years ended December 25, 1992 and December 27, 1991 contained 52 weeks. Commencing in 1994, the Company will return to a fiscal year ended December 31.

 The Company sells homesites under installment contracts which provide for payments over periods ranging from 2 to 10 years. Sales of homesites are recorded under the percentage-of-completion method in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("FASB No. 66"). Since 1991, the Company has not recognized a sale until it has received 20% of the contract sales price.

 Because of the severe liquidity crisis faced by the Company as discussed above, the Company ceased development work late in the third quarter of 1990. From September 29, 1990 through the fourth quarter of 1991, all sales of undeveloped lots were accounted for using the deposit method. Since the fourth quarter of 1991 and in compliance with the 1992 Consent Order, the Company has been offering only developed lots for sale (see Note 8).

 At the time of recording a sale the Company records an allowance for the estimated cost to cancel the related contracts receivable through a charge to the provision for uncollectible sales. The amount of this provision and the adequacy of the allowance is determined by the Company's continuing evaluation of the portfolio and past cancellation experience. While the Company uses the best information available to make such evaluations, future adjustments to the allowance may be necessary as a result of future national and international economic and other conditions that may be beyond the Company's control. Changes in the Company's estimate of the allowance for previously recognized sales will be reported in earnings in the period in which they become

                    THE DELTONA CORPORATION AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

estimable and are charged to the provision for uncollectible contracts.

 Land improvement costs are allocated to individual homesites based upon the relationship that the homesite's sales price bears to the total sales price of all homesites in the community. The estimated costs of improving homesites are based upon independent engineering estimates made in accordance with sound cost estimation and provide for anticipated cost-inflation factors. The estimates are systematically reviewed. When cost estimates are revised, the percentage relationship they bear to deferred revenues is recalculated on a cumulative basis to determine future income recognition as performance takes place.

 Bulk land sales are recorded and profit is recognized in accordance with FASB No. 66. Bulk land sales of approximately $113,000, $226,000 and $101,000 are included in gross land sales for the years ended December 31, 1993, December 25, 1992 and December 27, 1991, respectively.

 Sales of houses and vacation ownership units, as well as all related costs and expenses, are recorded at the time of closing.

 Interest costs directly related to, and incurred during, a project's construction period are capitalized. Such capitalized interest amounted to $164,000, $100,000 and $-0- for the years ended December 31, 1993, December 25, 1992 and December 27, 1991, respectively.

 Property, plant and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the respective assets. Additions and betterments are capitalized, and maintenance and repairs are charged to income as incurred. Generally, upon the sale or retirement of assets, the accounts are relieved of the costs and related accumulated depreciation and any gain or loss is reflected in income.

 When property exchanges and refund transactions are consummated under the Company's Marco Island-Marco Shores customer programs (see Note 9), any resulting loss is charged to the allowance for Marco permit costs. When property exchanges and refund transactions are consummated under the Consent Order (see
Note 8), any resulting loss is charged against the allowance included in accrued expenses and other. The Company accrues interest on its refund obligations in accordance with the various customer refund programs.

 For the purposes of the statements of cash flows, the Company considers its investments, which are comprised of short term, highly liquid investments purchased with a maturity of three months or less, to be cash equivalents.

 Certain amounts in the 1991 and 1992 financial statements have been reclassified for comparative purposes to the 1993 presentation.

                    THE DELTONA CORPORATION AND SUBSIDIARIES

2. CONTRACTS AND MORTGAGES RECEIVABLE

 At December 31, 1993, interest rates on contracts receivable outstanding ranged from 6.0% to 12.0% per annum (weighted average approximately 8.4%). The approximate principal maturities of contracts receivable (including $65,000 restricted for use in the Marco refund program, see Note 9) were:

                                                                   DECEMBER 31,
                                                                       1993
                                                                  --------------
                                                                  (IN THOUSANDS)
1994...........................................................      $   942
1995...........................................................        1,011
1996...........................................................        1,077
1997...........................................................        1,125
1998...........................................................        1,156
1999 and thereafter............................................        2,570
                                                                     -------
         Total..................................................     $ 7,881
                                                                     =======

 If a regularly scheduled payment on a contract remains unpaid 30 days after its due date, the contract is considered delinquent. Aggregate delinquent contracts receivable at December 31, 1993 and December 25, 1992 approximate $1,717,000 and $2,104,000, respectively.

 Information with respect to interest rates and average contract lives used in valuing new contracts receivable generated from sales follows:

                                         AVERAGE    AVERAGE STATED    DISCOUNTED
   YEARS ENDED                             TERM      INTEREST RATE     TO YIELD
   -----------                         ----------   --------------    ----------
December 31, 1993....................   98 months        7.8%           13.5%
December 25, 1992....................  111 months        8.4%           13.5%
December 27, 1991....................  108 months        7.8%           13.5%

 In March, 1993 the Company transferred $1,600,000 of contracts and mortgages receivable, generating approximately $1,059,000 in proceeds to the Company, which was used for working capital, and the creation of a holdback account in the amount of $150,000. As of December 31, 1993, the balance of the holdback account was $126,000.

 In December, 1992 the Company sold $10,800,000 of contracts and mortgages receivable to an affiliate of Yasawa at face value, applying the proceeds therefrom to reduce the debt under the Sixth Amended and Restated Credit and Security Agreement (the "Sixth Restatement") which had been acquired by Yasawa (see Note 5).

 In June, 1992, the Company completed a $13,500,000 sale of contracts and mortgages receivable which generated approximately $8,000,000 in net proceeds to the Company and the creation of a holdback account in the amount of $3,100,000. The anticipated costs of this transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. In conjunction with this sale, the February, 1990 sale described below and certain prior sales of receivables, the Company granted the purchaser a security interest in certain additional contracts and mortgages receivable of approximately $2,700,000

                    THE DELTONA CORPORATION AND SUBSIDIARIES and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. Upon compliance with the conditions of the agreement with the purchaser, funds from the holdback account and property held by the collateral trustee will be released to the Company.

 The Company sold approximately $17,000,000 of contracts and mortgages receivable in February, 1990. Net proceeds from the sale were approximately $13,900,000 (see Note 8). The Company recorded a loss of $600,000 on the 1990 sale (see Note 12). This transaction, as well as the June, 1992 sale described above, among other things, requires that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,419,000 as of December 31, 1993). Since the sale of receivables in 1992, the Company has been in compliance with the requirements of its prior receivables transactions and believes that it has established adequate reserves in the event such replacement or repurchase becomes necessary. The Company was unable, however, to replace or repurchase approximately $1,946,000 of delinquent contracts in 1993, which amount was deducted from the deposit held by the purchaser of the receivables as security.

 The Company was the guarantor of approximately $29,265,000 of contracts receivable sold or transferred as of December 31, 1993 and had $1,992,000 on deposit with the purchasers of the receivables as security to assure collectibility as of such date. The Company has been in compliance with all receivable transactions since the consummation sales.

 On July 24, 1991, the Company assigned mortgages receivable, including accrued interest and payments collected thereon from December 1990 through July 1991, of approximately $6,400,000, to its principal lending banks to be applied to reduce its outstanding bank debt (see Note 5).

 At December 31, 1993, mortgages receivable were collectible over periods ranging from one to seven years at stated interest rates of 7% to 10%. Principal maturities (including approximately $619,000 restricted for use in the Marco refund program, see Note 9) were approximately:

                                                                   DECEMBER 31,
                                                                       1993
                                                                  --------------
                                                                  (IN THOUSANDS)
1994.........................................................        $ 1,139
1995.........................................................              5
1996.........................................................              4
1997.........................................................              3
1998.........................................................              3
1999 and thereafter..........................................              8
                                                                     -------
    Total (included in mortgages and other receivables)......        $ 1,162
                                                                     =======
                                       47

                    THE DELTONA CORPORATION AND SUBSIDIARIES

3. INVENTORIES

 Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows:

                                                    DECEMBER 31,    DECEMBER 25,
                                                        1993            1992
                                                    ------------    ------------
                                                          (IN THOUSANDS)

Unimproved land...................................... $    444       $    444
Land in various stages of development................    4,888          7,168
Fully improved land..................................    7,111          4,806
                                                      --------       --------
         Total....................................    $ 12,443       $ 12,418
                                                      ========       ========

 Land and land improvements include approximately $202,000 and $406,000 of land placed in the Marco Island and Marco Shores trusts for the Marco refund program as of December 31, 1993 and December 25, 1992, respectively (see Note 9). Other inventories consists primarily of multi-family units completed, as well as approximately $900,000 in 1992 of land assets previously classified as being held for sale or transfer to lenders. Land held for sale or transfer to lenders consists of land and land assets which were transferred to the Company's lenders or sold by the Company with proceeds therefrom used in repayment of outstanding debt (see Note 5).

4. PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment and accumulated depreciation consist of the following:

                                    DECEMBER 31, 1993        DECEMBER 25, 1992
                                  ---------------------   ----------------------
                                           ACCUMULATED               ACCUMULATED
                                   COST   DEPRECIATION     COST     DEPRECIATION
                                  ------  ------------    ------    ------------
                                                 (IN THOUSANDS)

Land and land improvements...... $   143     $   -       $   157      $     -
Other buildings, improvements
   and furnishings..............   1,954     1,250         2,223        1,414
Construction and
   other equipment..............   1,661     1,543         1,654        1,496
Construction work in progress...      43         -            34            -
                                 -------   -------       -------      -------
     Total...................... $ 3,801   $ 2,793       $ 4,068      $ 2,910
                                 =======   =======       =======      =======

                    THE DELTONA CORPORATION AND SUBSIDIARIES


4. PROPERTY, PLANT AND EQUIPMENT - (CONTINUED)

 Depreciation charged to operations for the years ended December 31, 1993, December 25, 1992 and December 27, 1991 was approximately $104,000, $175,000 and $292,000, respectively.

5. MORTGAGES AND SIMILAR DEBT

 Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries.

 The following table presents information with respect to mortgages and similar debt (in thousands):

                                                  DECEMBER 31,      DECEMBER 25,
                                                      1993              1992
                                                  ------------      ------------

Mortgage Notes Payable ........................     $ 13,284         $  8,165
Other Loans....................................        2,500            1,000
                                                    --------         --------
        Total Mortgages and Similar Debt.......     $ 15,784         $  9,165
                                                    ========         ========

 Included in Mortgage Notes Payable is the $3,000,000 First Selex Loan ($1,860,000 as of August 31, 1994), the $1,000,000 Second Selex Loan ($967,000
as of August 31, 1994) the $4,384,000 Third Selex Loan and the $4,900,000 Yasawa Loan ($4,765,000 as of August 31, 1994). Other loans include the $1,000,000 Empire note and the $1,500,000 Scafholding Loan.

 These mortgage notes payable and other loans are in default as of August 31, 1994 due to the non-payment of interest and principal. The lenders have not taken any action as a result of these defaults.

 On June 19, 1992, the Company completed a transaction with Selex whereby, among other things, Selex loaned the Company $3,000,000 (the "First Selex Loan"). The First Selex Loan is collateralized by a first mortgage on certain of the Company's property in its St. Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial eighteen months of the Loan and interest payments due quarterly thereafter. As discussed in Note 10, Selex was granted an Option to convert the First Selex Loan, or any portion thereof, into up to 600,000 shares of the Company's Common Stock. On February 17, 1994, principal in the amount of $1,140,000 was repaid under the First Selex Loan when Selex exercised such Option at a conversion price of $1.90 per share. Accrued interest in the amount of $604,300 (including $463,600 due December 31, 1993) was unpaid and in default under the First Selex Loan as of August 31, 1994.

 The Company had defaulted on its bank debt in the third quarter of 1990, and was engaged in negotiating the repayment and restructuring of such debt through 1991 and the first half of 1992. As of December 27, 1991, the Company's bank debt had been reduced by the assignment of mortgages receivables and, on October 11, 1991, the transfer of certain properties to its principal lending banks pursuant to a Conveyance Agreement with such lenders. The Conveyance Agreement not only provided for the partial repayment of the bank debt, but also encompassed an agreement in principle providing for the restructuring and repayment of the remaining bank debt.

                    THE DELTONA CORPORATION AND SUBSIDIARIES

 On June 18, 1992, the Company completed the restructuring of its bank debt by entering into the Sixth Amended and Restated Credit and Security Agreement (the "Sixth Restatement") with its lenders. The terms of the Sixth Restatement provided for the Company's remaining debt in the principal amount of approximately $25,300,000 to be repaid by June 30, 1997, with specified interim repayments and benchmarks to be achieved. Among other things, the Sixth Restatement provided for: (i) interest to accrue on the remaining debt at Citibank's alternate base rate ("ABR") plus 4% per annum, subject to a minimum interest rate of 11% per annum and a maximum interest rate of 14% per annum, with no interest payments due until June 30, 1996; (ii) accrued, but unpaid interest on $10,000,000 of the restructured debt to be forgiven provided that the principal balance outstanding on the restructured debt as of June 30, 1996 was less than $9,000,000; and (iii) the issuance to the lenders of warrants to acquire up to 277,387 shares of the Company's Common Stock at a price of $1.00 per share.

 In conjunction with the completion of the Sixth Restatement, the lenders released or subordinated their lien on certain assets of the Company, to enable the Company to complete the First Selex Loan, to complete the $13,500,000 sale of contracts receivable described below, to enter into the 1992 Consent Order with the Division, and to secure working capital needed to pay real estate taxes which were, at the time, delinquent and meet its customer obligations for improvement work at certain of the Company's communities. During the third quarter of 1992, the lenders also released their lien on certain other contracts receivable to allow the Company to complete a sale of such receivables, which generated $600,000 in proceeds. These proceeds were, in turn, paid to the lenders, with the lenders allowing the Company $1,000,000 in debt reduction credit, and resulting in an extraordinary gain of $400,000.

 During the 1991 second quarter, the Company incurred extraordinary expenses of $3,500,000 for debt restructuring, based upon the transfer value of the assets involved in the first phase of its debt restructuring. During the fourth quarter of 1991, the Company provided for an additional $3,600,000 of extraordinary expenses for debt restructuring based upon the Company's assessment of the ultimate costs that would result from the restructuring of its debt pursuant to the Sixth Restatement. The fourth quarter addition included the anticipated professional fees, bank charges and other costs related to the Sixth Restatement, as well as the loss on the sale of contracts receivable discussed below. The completion of the Sixth Restatement was dependent upon the completion of the sale of contracts receivable; therefore, the loss on such sale was included as an extraordinary item.

 On December 2, 1992 the Company entered into various agreements relating to certain of its assets and the restructuring of its debt with Yasawa. The consummation of these agreements was conditioned upon the acquisition by Mr. Gram of the bank debt under the Sixth Restatement as described above. On December 4, 1992, Gram acquired the Bank Loan of approximately $25,150,000 (including interest and fees) for a price of $10,750,000, as well as the warrants which the lenders held. Immediately thereafter, Gram transferred all of his interest in the Bank Loan, including the warrants, to Yasawa.

                    THE DELTONA CORPORATION AND SUBSIDIARIES

 On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of August 31, 1994); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

 The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, at which time only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. A portion of the proceeds from a March, 1993 sale of contracts receivable was applied to reduce the Yasawa Loan to $4,900,000 during the first quarter of 1993 and the assignment of a mortgage receivable to Yasawa reduced the Yasawa Loan to $4,771,000 as of February 17, 1994. Accrued interest due under the Yasawa Loan in the amount of $355,200 was unpaid and in default as of August 31, 1994.

 In February, 1994, Yasawa loaned the Company an additional amount of $437,500 at an interest rate of 8% per annum (the "Second Yasawa Loan"). As of August 31, 1994 a total of $1,200,000 had been advanced under this loan.

 On April 30, 1993 Selex loaned the Company an additional $1,000,000 collateralized by a first mortgage on certain of the Company's property in its Marion Oaks, Florida community (the "Second Selex Loan"). The Second Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. The Second Selex Loan provides for principal to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 to be due and payable on April 30, 1994. Although Selex had certain conversion rights under the Second Selex Loan in the event the Company sold any Common Stock or Preferred Stock prior to payment in full of all

                    THE DELTONA CORPORATION AND SUBSIDIARIES amounts due to Selex under the Second Selex Loan, such rights were voided as of December 31, 1993 since the regulations set forth in proposed Treasury Decision CO-18-90 relative to Section 382 of the Internal Revenue Code were not adopted by such date. As of August 31, 1994, $33,000 in principal had been repaid under the Second Selex Loan. Accrued interest of $93,300 due under the Loan as of August 31, 1993 remained unpaid and in default.

 From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 becoming due and payable on April 30, 1994. As of August 31, 1994 accrued interest of $466,800 due under the Third Selex Loan was unpaid and in default.

 Interest due to Selex, Yasawa and their affiliates in the aggregate amount of $2,300,000 remained unpaid and in default as of August 31, 1994. From January 1, 1994 through August 31, 1994, $24,000 in principal was repaid under the Second Selex Loan and $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option. After giving effect to such repayments of principal, the Company had loans outstanding from Selex, Yasawa and their affiliates on August 31, 1994 in the amount of approximately $17,976,000 including interest, of which approximately $9,867,000 is owed to Selex, (10% per annum on the First Selex Loan, 11% per annum on the Second and Third Selex Loans and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $6,349,000 is owed to Yasawa, including accrued and unpaid interest of approximately $384,500 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $1,759,000 is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $259,500 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

6. INCOME TAXES

 Because the Company incurred a net loss for 1991 and is in a carryforward position for both book and tax purposes for such year, no tax provision was recorded for 1991. Since the Company had income before consideration of any net operating loss carryforwards for book purposes for 1992, deferred taxes were provided for alternative minimum tax.

 The deferred provision for 1992 for alternative minimum tax resulted from the enactment of the alternative minimum tax provisions under the Tax Reform Act of 1986. Under these federal income tax provisions, a corporation may offset only 90% of its alternative minimum taxable income with net operating loss carryovers.

 Prior to December 26, 1992, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No. 11. Effective December 26, 1992, the Company adopted Statement of Accounting Standard No. 109 "Accounting for Income Taxes." There was no effect from the adoption of this standard. Under this standard deferred income assets and liabilities are computed annually for the difference between financial statements and the tax bases of assets and liabilities that will result in taxable or deductible amounts in the future bases on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable

                    THE DELTONA CORPORATION AND SUBSIDIARIES income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred assets and liabilities.

 For the year ended December 31, 1993, the Company had a net loss for tax purposes and, as a result, there was no tax payable or refundable and there was no change in the net deferred tax asset. Accordingly, there was no tax provision for the year ended December 31, 1993.

 As of December 31, 1993, the Company had a net deferred tax asset of approximately $25,564,000 which primarily resulted from the tax effect of the Company's net operating loss carryforward of $21,719,000 and losses on subsidiaries sold in prior years of $3,944,000. A valuation allowance of $25,564,000 has been established against the net deferred tax asset.

 The Company's regular net operating loss carryover for tax purposes is estimated to be $51,813,000 at December 31, 1993, of which $6,555,000 will be available through 1995, $4,733,000 through 1996, $11,022,000 through 1997,
$364,000 through 2002, $9,189,000 through 2003, $9,780,000 through 2006, and the remainder through 2007. In addition to the net operating loss carryover, investment tax credit carryovers of approximately $259,000, which expire from 1994 through 2001, are available to reduce federal income tax liabilities only after the net operating loss carryovers have been utilized.

 The utilization of the Company's net operating loss and tax credit carryforwards would be impaired or reduced under certain circumstances, pursuant to changes in the federal income tax laws effected by the Tax Reform Act of 1986. Events which affect these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over a three-year period, as defined, and the timing of the utilization of the tax benefit carryforwards.

7. LIABILITY FOR IMPROVEMENTS

 The Company has an obligation to complete land improvements upon deeding which, depending on contractual provisions, typically occurs within 90 to 120 days after the completion of payments by the customer. The estimated cost to complete improvements to lots and tracts at December 31, 1993 and December 25, 1992 was approximately $18,574,000 and $24,600,000 (as adjusted for the 1992 Consent Order), respectively. The foregoing estimates reflect the Company's current development plans at its communities (see Note 8). These estimates include estimated development obligations applicable to sold lots of approximately $2,825,000 and $10,700,000, respectively, a liability to provide title insurance, costing $951,000 and $900,000, respectively, and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $3,852,000 and $2,800,000, respectively, all of which are included in deferred revenue. Included in cash at December 31, 1993 and December 25, 1992, are escrow deposits of $1,664,000 and $4,998,000, respectively, restricted for completion of improvements in certain of the Company's communities.

                    THE DELTONA CORPORATION AND SUBSIDIARIES

 The anticipated expenditures for land improvements to complete areas from which sales have been made through December 31, 1993 are as follows:

                                                        DECEMBER 31, 1993
                                                        -----------------
                                                          (In Thousands)

        1994..........................................       $ 1,000
        1995..........................................         5,200
        1996..........................................         5,200
        1997..........................................         5,200
        1998..........................................         1,974
                                                             -------
            Total.....................................       $18,574
                                                             =======

8. COMMITMENTS AND CONTINGENT LIABILITIES

 Total rental expense for the years ended December 31, 1993, December 25, 1992 and December 27, 1991 was approximately $808,000, $1,164,000 and $1,684,000, respectively.

 Following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year:
                                               DECEMBER 31, 1993
                                       -----------------------------------
                                       TOTAL      REAL ESTATE    EQUIPMENT
                                       -----      -----------    ---------
                                                 (IN THOUSANDS)

      1994....................        $  982        $  916          $ 66
      1995....................         1,305         1,236            69
      1996....................         1,258         1,227            31
      1997....................         1,276         1,276             -
      1998....................           322           322             -
      1999 and thereafter.....             -             -             -
                                      ------        ------          ----
           Total...............       $5,143        $4,977          $166
                                      ======        ======          ====

 The above commitments are not a forecast of future rental expenses and may not necessarily be the amount payable in the event of default and do not encompass the terms of the proposed settlement of the corporate office lease (see discussion below).

 During 1983 the Company entered into a sale-leaseback agreement on its executive office building. Included in the above schedule in the real estate category is approximately $5,860,000 in future minimum rental payments to be paid over the term of the lease which expires March 31, 1998. The profit on this agreement is included in deferred revenue and is being amortized as a reduction in rent expense over the term of the lease. At December 31, 1993 and December 25, 1992, $1,205,000 and $1,544,000, respectively, of the profit remained in deferred revenue.

 Following the consummation of the Sixth Restatement, the Company conveyed certain properties to the landlord in satisfaction of its outstanding lease obligations for its executive office building in Miami, Florida. The Company also entered into a modification of its lease agreement, providing for a reduction of its rental expenses through June 30, 1994, at which time the Company would have the option of acquiring the leased premises or

                    THE DELTONA CORPORATION AND SUBSIDIARIES reinstating the lease according to its original terms. Should the landlord sell the leased premises to a third party at any time that the lease, or any modification thereof, is in effect, then the lease with the Company would be cancelled. In the action styled FIVE POINTS LIMITED V. THE DELTONA CORPORATION, Case No. 93-22877, filed in the Circuit Court for Dade County, Florida and served upon the Company on December 8, 1993, the plaintiff is seeking damages against the Company for an alleged breach of the lease for its office building. The complaint alleges that the Company has defaulted in its obligation to make payments under the lease and seeks damages in excess of $272,000 for additional past due rent, plus damages for acceleration of lease payments in excess of $4,000,000. On February 17, 1994 the Court entered an Order requiring the Company to pay uncontested back rent of approximately $240,000, plus uncontested monthly rents of approximately $48,000, commencing on March 1, 1994. As of August 31, 1994, the Company had paid approximately $41,500 to the Court under this Order. The plaintiff has obtained judgments in the amount of $647,000 as of August 31, 1994. These judgments have been recorded in certain of the Company's communities. On September 1, 1994 the Company entered into a Settlement Agreement with plaintiff to be consummated on or before October 17, 1994. New financing is essential for the Company to fund the settlement agreement. Failure to fund this agreement will result in continued litigation and a likely substantial judgment against the Company. As part of the settlement agreement, the Company will be evicted from the premises and must vacate its occupancy by January 6, 1995.

 Homesite sales contracts provide for the return of all monies paid in (including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto. The aggregate amount of all monies paid in (including paid-in interest) on all homesite contracts having outstanding contractual obligations (primarily to complete improvements) at December 31, 1993 was approximately $11,422,000.

 As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, the Company, in February, 1980, entered into a Consent Order with the Division which provided a program for notifying affected customers. The Consent Order, which was restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills community, the transfer of development obligations to core growth areas of the community); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka, Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company. The Consent Order also required the establishment of an improvement escrow account as assurance for completing such improvement obligations. In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. To meet its current escrow and development obligations under the 1992 Consent Order, the Company is required to deposit into escrow $5,160,000 in 1994 and $3,519,000 in 1995. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $8,915,000 as of December 31, 1993) and future receivables. As previously stated, the Company is in default of its escrow obligations, and in

                    THE DELTONA CORPORATION AND SUBSIDIARIES accordance with the 1992 Consent Order, the collections on such receivables have been escrowed for the benefit of purchasers since March 1, 1994. At December 31, 1993, the liability to complete improvements to fully paid-for lots was approximately $774,000. Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

 Based upon the Company's experience with affected customers, the Company believes that the total refunds arising from delays in completing such improvements will not materially exceed the amount provided for in the consolidated financial statements. Approximately $64,000 and $133,300 of the provision for the total refunds relating to the delays of improvements remained in accrued expenses and other at December 31, 1993 and December 25, 1992, respectively.

 The Company's corporate performance bonds to assure the completion of development at its St. Augustine Shores community expire in March and June, 1993. Such bonds cannot be renewed due to a change in the policy of the Board of County Commissioners of St. Johns County which precludes allowing any developer to secure the performance of development obligations by the issuance of corporate bonds. In the event that St. Johns County elects to undertake the completion of such development work, the Company would be obligated with respect to 1,000 improved lots at St. Augustine Shores in the amount of approximately $6,200,000. The Company intends to submit an alternative assurance program for the completion of such development and improvements to the County for its approval.

 In addition to the matters discussed above and in Note 9, the Company is a party to other litigation relating to the conduct of its business which is routine in nature and, in the opinion of management, should have no material effect upon the Company's operation.


9. MARCO ISLAND-MARCO SHORES PERMITS

 On April 16, 1976, the U.S. Army Corps of Engineers (the "Corps") denied the Company's application for dredge and fill permits required to complete development of the Marco Island community. These denials adversely affected the Company's ability to obtain the required permits for the Marco Shores community as originally platted. Following the denials, the Company instituted legal proceedings, implemented various programs to assist its customers affected by the Corps' action, and applied for permits from certain administrative agencies for other areas of the Company's Marco ownership.

 On July 20, 1982, the Company entered into an agreement with the State of Florida and various state and local agencies (the "Settlement Agreement"), endorsed by various environmental interest groups, to resolve pending litigation and administrative proceedings relative to the Marco permitting issues. The Settlement Agreement became effective when, pursuant thereto, approximately 12,400 acres of the Company's Marco wetlands were conveyed to the State in exchange for approximately 50 acres of State-owned property in Dade County, Florida. In October, 1987, the Company sold the Dade County property for $9,000,000. The Settlement Agreement also allowed the Company to develop as many as 14,500 additional dwelling units in the Marco vicinity. On October 11, 1991, 1,300 acres of Marco property (7,000 dwelling units) were conveyed to the Company's lenders pursuant to the Conveyance Agreement.

                    THE DELTONA CORPORATION AND SUBSIDIARIES

 The Company had placed certain properties in trust to meet its refund obligation to affected customers. On September 14, 1992, the Circuit Court of Dade County, Florida approved a settlement of certain class action litigation instituted by customers affected by the Marco permit denials, under the terms of which the Company was required, among other things, to convey more than 120 acres of multi-family and commercial land that had been placed in trust to the trustee of the 809 member class. As part of the settlement, the Company guaranteed the amount to be realized from the sale of the conveyed property. This guaranteed amount shall not exceed $2,000,000. Such settlement enabled the Company to resolve the claims of an additional 12.7% of its affected customers and re-evaluate the allowance for Marco permit costs. As a result of such analysis, the Company was able to reduce such allowance by $12,200,000, resulting in a $3,983,000 extraordinary gain and a $500,000 credit to accrued expenses to be credited to paid-in capital following issuance of 250,000 shares of restricted Common Stock of the Company to the class members. At December 31, 1993, $2,886,000 remained in the allowance for Marco permit costs. Based upon the Company's experience with affected customers, the Company believes that its total obligations to the remaining 1.3% of its affected customers will not materially exceed the amount provided for in the accompanying Consolidated Financial Statements.

 Information with respect to the allowance for Marco permit costs follows:

                                                     DECEMBER 31,   DECEMBER 25,
                                                         1993           1992
                                                     ------------   ------------
                                                           (IN THOUSANDS)

Refunds requested by affected customers............    $   332        $   905
Reserve for settlement guarantee...................      2,000          2,000
Accrued interest on actual and estimated
   refund obligation...............................        554            944
                                                       -------        -------
         Total.....................................    $ 2,886        $ 3,849
                                                       =======        =======

10. COMMON STOCK AND EARNINGS PER SHARE INFORMATION

 Options to purchase Common Stock of the Company had been granted to employees of the Company under an incentive stock option plan. Such shares could be treasury or authorized but unissued shares, and were subject to adjustment resulting from stock dividends, splits, reorganizations, or other substitutions of securities for the present Common Stock of the Company. The option price could not be less than the market value of the Company's Common Stock on the date of the grant. All options were exercisable for a period of up to five years from the date of grant at an annual cumulative rate of 20%, except that no option could be exercised for a period of 60 days from grant. Since options could not be granted after ten years from the date the plan was adopted, options were not available for grant under the plan after March 1, 1992, and options to purchase an aggregate of 26,800 shares which were outstanding as of December 27, 1991 expired unexercised on December 9, 1992.

                    THE DELTONA CORPORATION AND SUBSIDIARIES

 Under the Company's 1987 Stock Incentive Plan (the "Stock Plan"), an aggregate of 500,000 shares of Common Stock have been reserved for the granting of non-qualified stock options and the award of incentive shares to such executive officers and other key employees of the Company as may be determined by the Committee administering the Stock Plan. The extent to which incentive shares are earned and charged to expense will be determined at the end of the three-year award cycle, based on the achievement of the Company' s net income goal for the award cycle. Payment of incentive shares earned may be made in shares of the Company's Common Stock and/or cash. If paid in cash, such payment will be based on the average daily closing price of the Company's Common Stock during the last month of the award cycle. The option features of the Stock Plan are substantially the same as the Company's incentive stock option plan described above. A total of 79,940 shares were issued and $233,412 was paid with respect to awards earned under the Stock Plan as of December 29, 1989. In March, 1993 an option to acquire 20,000 shares of the Company's Common Stock at an exercise price of $4.00 per share was granted under the Stock Plan; the 20,000 share option remained outstanding as of December 31, 1993.

 On June 18, 1992, in conjunction with the Sixth Restatement, the Company issued warrants to its lenders for the purchase of 277,387 shares of Common Stock at $1.00 per share (the Warrants"). The Warrants became exercisable on June 18, 1992, were subject to mandatory repurchase by the Company at the request of the holder at any time after December 18, 1993 at 75% of the market price of the Company's Common Stock (unless such repurchase would cause a default under the Sixth Restatement or unless the Company elected to effect an underwritten public offering on a firm commitment basis), and expired on the later of: (i) 30 days after payment in full of all debt under the Sixth Restatement; (ii) July 31, 1997, or (iii) such later date as to which the expiration date had been extended to implement the provisions applicable to the mandatory repurchase option.

 On December 2, 1992, the Company entered into a Warrant Exercise and Debt Reduction Agreement with Yasawa, providing for the number of shares issuable upon acquisition of the Warrants by Yasawa and the exercise of such Warrants by Yasawa to be increased from 277,387 shares of Common Stock to 289,637 shares of Common Stock, and adjusting the exercise price to an aggregate of approximately $314,000. On December 11, 1992, following the acquisition of the Bank Loan and the Warrants by Gram and the immediate transfer of the Bank Loan and the Warrants by Gram to Yasawa, Yasawa exercised the Warrants in exchange for debt reduction credit to the Company of approximately $314,000.

 As part of the Selex transaction, Selex was granted an option which was approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, to convert the Selex Loan, or any portion thereof, into a maximum of 850,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). However, on September 14, 1992, Selex formally waived and relinquished its right to exercise the Option as to 250,000 shares of the Company's Common Stock to enable the Company to settle certain litigation involving the Company through the issuance of approximately 250,000 shares of the Company's Common Stock to the claimants, without jeopardizing the utilization of the Company's net operating loss carryforward. On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (43.1% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of March 18, 1994.

                    THE DELTONA CORPORATION AND SUBSIDIARIES


10. COMMON STOCK AND EARNINGS PER SHARE INFORMATION -(CONTINUED)

 Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The earnings
(loss) and average number of shares of Common Stock and common stock equivalents used to calculate earnings per share for 1993, 1992 and 1991 were ($8,772,000) and 6,056,743, $7,336,000 and 5,694,236 and ($26,629,000) and 5,660,967,
respectively.


11. OTHER OPERATIONS

 Through December 31, 1993, the Company operated country clubs and golf courses at certain of its communities. All such operations have been sold as of December 31, 1993. The following is a summary of its operations:

                                                     YEARS ENDED
                                      ------------------------------------------
                                      DECEMBER 31,   DECEMBER 25,   DECEMBER 27,
                                          1993           1992           1991
                                      ------------   ------------   ------------
                                                    (IN THOUSANDS)

Revenues........................         $1,820         $1,823         $2,375
Costs of sales..................          1,527          1,638          1,948
                                         ------         ------         ------
     Gross profit...............         $  293         $  185         $  427
                                         ======         ======         ======

                    THE DELTONA CORPORATION AND SUBSIDIARIES

12. BUSINESS SEGMENTS

                                                                    YEARS ENDED
                                        --------------------------------------------------------------------
                                        DECEMBER 31,  DECEMBER 25,  DECEMBER 27,  DECEMBER 28,  DECEMBER 29,
                                            1993         1992          1991           1990          1989
                                        ------------  ------------  ------------  ------------  ------------
                                                                   (IN THOUSANDS)
     REVENUES
     Real estate:
       Net land sales(a)........        $  2,432      $  2,092       $  1,154     $ 11,612       $ 38,475
       Housing revenues.........             344           -0-            120        1,919          5,718
       Improvement revenues(b)..           4,725         2,404            -0-        2,152          7,559
       Interest income(c).......           1,197         3,584          5,270        8,236          9,102
       Other....................              67           -0-            -0-          -0-             50
                                         -------      --------       --------     --------       --------
         Total real estate......           8,765         8,080          6,544       23,919         60,904
     Other(d)...................           3,447         4,372          4,510        5,436          6,370
     Intersegment sales(e)......            (113)         (235)          (270)        (322)          (395)
                                         -------      --------       --------     --------       --------

         TOTAL..................        $ 12,099      $ 12,217       $ 10,784     $ 29,033       $ 66,879
                                        ========      ========       ========     ========       ========
     OPERATING PROFITS (LOSSES)
     Real estate................        $ (3,073)     $  1,486       $ (6,750)    $   (798)      $ 19,114
     Other......................             279         2,209          1,928        1,789          1,305
     General corporate expense..          (4,721)       (7,057)        (7,811)     (10,602)       (12,190)
     Merger expense.............             -0-           -0-            -0-          -0-           (500)
     Interest expense...........          (1,257)       (3,356)        (6,896)      (7,397)        (6,858)
                                        --------      --------        --------    --------       --------
     INCOME (LOSS) FROM
      CONTINUING OPERATIONS
      BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEMS...        $ (8,772)     $ (6,718)      $(19,529)    $(17,008)      $    871
                                        ========      ========       ========     ========       ========

                                             REAL
                                            ESTATE   OTHER  CORPORATE    TOTAL
                                           --------  ------ ---------   -------
     IDENTIFIABLE ASSETS........ 1993      $ 25,997  $  248 $    320   $ 26,565
                                 1992        36,450     280      320     37,050
                                 1991        62,341   2,568      334     65,243
     DEPRECIATION EXPENSE....... 1993            57       -       47        104
                                 1992           109      39       12        160
                                 1991           122     121       49        292
     CAPITAL EXPENDITURES....... 1993            22       -       72         94
                                 1992             9       -      110        119
                                 1991             -       -        -          -

- - --------------------
     (a) Net land sales consist of gross land sales less estimated uncollectible installment sales and contract valuation discount and, prior to 1991, deferred revenue (see Notes 1, 2 and 7 to Consolidated Financial Statements).

     (b) Improvement revenues consist of revenue recognized due to completion of improvements on prior period sales.

     (c) Interest income primarily consists of interest earned on contracts and mortgages receivable and on temporary cash investments and the amortization of valuation discounts.

     (d) Other consists of revenues from sales other than real estate, the major portion of which comes from the country club operations (see Note 11 to Consolidated Financial Statements).

     (e) Intersegment sales consist primarily of sales between the Company and its title insurance subsidiary.

                SUPPLEMENTAL UNAUDITED QUARTERLY FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          EXTRAORDINARY
                            (LOSS)                                        ITEM: GAIN ON
                             FROM                      EXTRAORDINARY      SETTLEMENT
                          OPERATIONS                       ITEM:          RELATING TO
                            BEFORE        (LOSS)        GAIN (LOSS)            THE           NET
                            INCOME         FROM          FROM DEBT        MARCO REFUND      INCOME
              REVENUES      TAXES       OPERATIONS     RESTRUCTURING      OBLIGATION        (LOSS)
              --------    ---------     ----------     -------------      -------------     ------
1993
  First....   $  3,735    $   (997)     $   (997)      $      -           $    -            $   (997)
  Second...   $  2,084    $ (1,797)     $ (1,797)      $      -           $    -            $ (1,797)
  Third....   $  2,523    $ (2,006)     $ (2,006)      $      -           $    -            $ (2,006)
  Fourth...   $  3,757    $ (3,972)     $ (3,972)      $      -           $    -            $ (3,972)
              --------    --------      --------       --------           ------            --------
TOTAL......   $ 12,099    $ (8,772)     $ (8,772)      $      -           $    -            $ (8,772)
              --------    --------      --------       --------           ------            --------

1992
  First....   $  3,441    $ (1,095)     $ (1,095)      $      -           $    -            $ (1,095)
  Second...      2,100      (1,390)       (1,390)             -                -              (1,390)
  Third....      2,874      (1,742)       (1,742)           400            3,983               2,641
  Fourth...      3,802      (2,491)       (2,581)         9,761                -               7,180
              --------    --------      --------       --------           ------            --------
TOTAL......   $ 12,217    $ (6,718)     $ (6,808)      $ 10,161           $3,983            $  7,336
              --------    --------      --------       --------           ------            --------

1991
  First....   $  3,818    $ (1,787)     $ (1,787)      $      -           $    -            $ (1,787)
  Second...      2,917      (2,498)       (2,498)        (3,500)               -              (5,998)
  Third....      2,203     (11,910)      (11,910)             -                -             (11,910)
  Fourth...      1,846      (3,334)       (3,334)        (3,600)               -              (6,934)
              --------    --------      --------       --------           ------            --------
TOTAL......   $ 10,784    $(19,529)     $(19,529)      $ (7,100)          $    -            $(26,629)
              --------    --------      --------       --------           ------            --------
EARNINGS (LOSS) PER SHARE
- - -------------------------
                                                                                    EXTRAORDINARY    NET INCOME
                                                                  OPERATIONS            ITEMS          (LOSS)
                                                                  ----------        -------------    ----------
1993
     First..............................................          $  (.16)          $     -           $  (.16)
     Second.............................................          $  (.30)          $     -           $  (.30)
     Third..............................................          $  (.33)          $     -           $  (.33)
     Fourth.............................................          $  (.66)(b)       $     -           $  (.66)(b)
                                                                  -------           -------           -------
TOTAL.........................................................    $ (1.45)          $     -           $ (1.45)
                                                                  -------           -------           -------
1992
     First..............................................          $  (.19)          $     -           $  (.19)
     Second.............................................             (.25)                -              (.25)
     Third..............................................             (.31)              .77               .47
     Fourth.............................................             (.45)             1.69              1.24
                                                                  -------           -------           -------
TOTAL..........................................................   $ (1.19)(a)       $  2.46 (a)       $  1.27 (a)
                                                                  =======           =======           =======
1991
     First...............................................         $  (.31)          $     -           $  (.31)
     Second..............................................            (.44)             (.62)            (1.06)
     Third...............................................           (2.10)                -             (2.10)
     Fourth..............................................            (.59)             (.64)            (1.23)
                                                                   -------          -------           -------
TOTAL...........................................................  $ (3.44)          $ (1.26)          $ (4.70)
                                                                   =======           =======          =======

- - --------------------
(a) Total shown does not agree with earnings per share set forth in the Company's Statement of Consolidated Operations for the year ended
    December 25, 1992 due to differences in the calculation of the weighted average number of shares outstanding at the end of each quarter during 1992.
(b) Certain significant adjustments were recorded in the fourth quarter of 1993 which the impact on previous quarters in 1993 could not be determined.

ITEM 10, 11 AND 13

                        DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS OF THE COMPANY

     The Board of Directors of the Company presently consists of eight individuals: Antony Gram, Chairman of the Board and Chief Executive Officer, and Neil E. Bahr, George W. Fischer, Marcellus M. B. Muyres, Thomas B. McNeill, Leonardus G.M. Nipshagen, Cornelis van de Peppel and Cornelis L.J.J. Zwaans.

     As previously discussed, in June, 1992, the Company completed a transaction with Selex, which resulted in the infusion of additional funds into the Company and in a change in control of the Company. In conjunction with the transaction with Selex, Messrs. Muyres, Gram, Nipshagen, Peppel and Zwaans were designated by Selex for election as directors of the Company. See "Business: Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The table below sets forth the names of the present directors of the Company, together with certain information with respect to each of them. Unless otherwise indicated, each such person has held the position shown, or has been associated with the named employer in the executive capacity shown, for more than the past five years. The entire Board of Directors is elected annually to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified.

                                                                                       YEAR FIRST
    NAME AND AGE               PRINCIPAL OCCUPATION AND OTHER INFORMATION           ELECTED DIRECTOR
    ------------               ------------------------------------------           ----------------
Neil E. Bahr, 68.............. Vice Chairman of the Board of Directors of the            1983(e)
(a),(b),(c)                    Company since June 19, 1992.  Although otherwise
                               retired, Mr. Bahr had served as President of
                               Deltona Land & Investment Corp. ("DL&IC"), a
                               subsidiary of the Company, from September,
                               1974 through December, 1985.


George W. Fischer, 53......... President of CPS Industries, Inc., a privately
(b)                            held  company primarily engaged in owning and              1992
                               operating a chain of beauty salons in the
                               Philadelphia, Pennsylvania area since March,
                               1980.  Since 1975, Mr. Fischer has also served
                               President of H.E.C. Fischer, Inc., a closely held
                               real estate company.

                               Other Directorships: Guaranty Bancshares Corp.


                                                                                       YEAR FIRST
    NAME AND AGE               PRINCIPAL OCCUPATION AND OTHER INFORMATION           ELECTED DIRECTOR
    ------------               ------------------------------------------           ----------------
Antony Gram, 52............... Chairman of the Board of Directors and                    1992
(a), (c)                       Chief  Executive Officer of the Company
                               since July 13, 1994. From June 19, 1992 through
                               April 6, 1994, Mr. Gram served as Vice Chairman
                               of the Board of Directors of the Company. For
                               more than the past five years, Mr. Gram has
                               served as Managing Director of Gramyco, a
                               scaffolding company, based in Belgium.

Thomas B. McNeill, 59......... Partner, Mayer, Brown & Platt, Chicago, Illinois.         1975
(b),(d)                        The law firm of Mayer, Brown & Platt was retained
                               by the Company to perform legal services on the
                               Company's behalf during 1992 and 1993.


Marcellus H.B. Muyres, 45..... Vice Chairman of the Board of Directors of the            1992
(a), (c)                       Company since July 13, 1994.  From June 19, 1992
                               through July 12, 1994, Mr. Muyres served as
                               Chairman of the Board and Chief Executive Officer
                               of the Company. For more than the past five
                               years, Mr. Muyres has served as Managing Director
                               of Muypro & Meganck N.V., a holding company based
                               in Belgium, whose interests include construction
                               and development, and for more than the past three
                               years, Mr. Muyres has also served as Managing
                               Director of Marcel Muyres International Holding
                               B.V., a holding company based in Holland, whose
                               interests include construction and development.
                               Since November 10, 1988, Mr. Muyres has also
                               served as Secretary and a director of Swan
                               Development Corporation, a Florida-based
                               development company ("Swan"), since October 3,
                               1989, as Secretary, Treasurer and a director of
                               Conquistador Development Corp., a company engaged
                               in the business of developing, constructing and
                               selling condominiums in St. Augustine Shores,
                               Florida ("Conquistador"), and since August 6,
                               1990, as President and a director of M&M First
                               Coast Realty Corporation, a real estate brokerage
                               based in St. Augustine Shores, Florida ("M&M").
                               (f)

                               Other Directorships: Swan, Conquistador and M&M.

Leonardus G.M. Nipshagen, 50.. For more than the past five years, Mr. Nipshagen        1992
(d)                            has been investor in, and management consultant to,
                               various companies in Holland, Canada, Curacao and
                               Hong Kong, including IBG Nederland B.V., a
                               holding company based in Holland.


                                                                                       YEAR FIRST
    NAME AND AGE               PRINCIPAL OCCUPATION AND OTHER INFORMATION           ELECTED DIRECTOR
    ------------               ------------------------------------------           ----------------
Cornelis van de Peppel, 46.... For more than the past five years, Mr. van de            1992
(d)                            Peppel has been an investor in, and management
                               consultant to, various companies in Holland.  In
                               addition, he has served as Managing Director of
                               Voit International Warsaw, a medical supply and
                               finance company operating in Poland.  During 1993,
                               C.F.S. B.V., a consulting company based in Holland,
                               in which Mr. van de Peppel serves as Director.

Cornelis L.J.J. Zwaans, 49.... For more than the past five years, Mr. Zwaans has        1992
(a), (c)                       served as Managing Director of Zwaans, N.V., a
                               company based in Belgium, which is engaged in the
                               import, sale and rental of construction equipment.
                               Since November 10, 1988, Mr. Zwaans has also
                               served as President and a director of Swan, since
                               October 3, 1989, as President and a director of
                               Conquistador, and since August 6, 1990, as
                               Secretary, Treasurer and a director of M&M. (f)

                               Other Directorships:  Swan, Conquistador and M&M.

- - --------------------
     (a)  Member, Executive Committee.
     (b)  Member, Audit Committee.
     (c)  Member, Executive Compensation Committee.
     (d)  Member, Nominating Committee.
     (e) Mr. Bahr also served as a director of the Company from December, 1964 until September, 1974 when he resigned to devote all of his time to his duties as President of DL&IC.
     (f)  Messrs. Muyres and Zwaans are brothers-in-law.

     Messrs. Bahr, Fischer and McNeill (Audit Committee) receive a fee of $1,000 per month for services as a Director of the Company and are reimbursed for travel and related costs incurred with respect to committee and board meetings. Messrs. Gram, Muyres, Nipshagen, van de Peppel and Zwaans do not receive a monthly Directors fee, however are reimbursed for travel and related costs incurred with respect to committee and board meetings and other Company business activities.

     In August 1994, the Directors with outstanding fees and/or expenses agreed to forgive 50% of the amounts due them. The following sets forth the amounts due those Directors at August 31, 1994 after the forgiveness.

                      Neil E. Bahr               $ 6,500
                      George Fischer               6,500
                      Thomas B. McNeill            6,500
                      Marcellus H.B. Muyres        9,585
                      Cornelis L.J.J. Zwaans       4,981
                                                 -------
                              Total              $34,066
                                                 =======

     Cornelis van de Peppel provided the Company consulting services periodically during the months of August 1993 through November 1993. Mr. van de Peppel was paid $22,500 in consulting fees for his services as well as $11,862 in expense reimbursement in conjunction with those services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Executive Compensation Committee (the "Committee") is comprised of Mr. Bahr, Chairman, and three of the Selex directors, namely, Messrs. Gram, Muyres and Zwaans.

     Mr. Bahr, Chairman of the Committee and Vice Chairman of the Board, retired from the Company in December, 1985. From the Company's incorporation in September, 1962 until his retirement, Mr. Bahr served as an officer of the Company and/or its subsidiaries. He presently does not serve as a director or as a member of the compensation committee of any other company.

     Mr. Gram, a member of the Committee, has served as Chairman of the Board and Chief Executive Officer of the Company, and thus, as an executive officer of the Company, since July 13, 1994. Additionally, Mr. Gram is deemed to be the beneficial owner of 46.7% of the Company's Common Stock since he is the beneficial owner of Yasawa (which holds 4.4% of the Common Stock of the Company as of August 19, 1994), as well as the holder of a seventy-four percent equity interest in Wilbury International N.V., a Netherlands Antilles corporation ("Wilbury"), which owns all of the issued and outstanding stock of Selex (which holds 42.3% of the Common Stock of the Company as of August 19, 1994). See "Ownership of Voting Securities of the Company."

     Mr. Muyres, Vice Chairman of the Board of the Company, and a member of the Committee, served as Chairman of the Board and Chief Executive Officer, and thus, as an officer of the Company, from June 19, 1992 through July 12, 1994. As previously stated, Mr. Muyres serves as a director and executive officer of Swan, Conquistador and M&M, companies of which Mr. Zwaans, also a member of the Committee, serves as a director and executive officer. Mr. Zwaans also serves as a Managing Director of Selex. As previously stated, all of the issued and outstanding stock of Selex is owned by Wilbury. Wilbury is, in turn, owned by Messrs. Gram and Muyres, with Mr. Gram, as the largest shareholder of Wilbury, being treated as the beneficial owner of all of the Company's Common Stock held by Selex. See "Ownership of Voting Securities of the Company."

     On June 19, 1992, Selex loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial 18 months of the Loan and interest payments due quarterly thereafter. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, as modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of August 31, 1994, the Company was in default of the First Selex Loan inasmuch as accrued interest in the amount of $604,300 (including $463,500 due December 31, 1993) remained unpaid.

     One million dollars of the proceeds from the First Selex Loan was used by the Company to acquire certain commercial and multi-family properties at the Company's St. Augustine Shores community at their net appraised value, from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres. Namely,
(i) $416,000 was used to acquire 48 undeveloped condominium units (twelve 4 unit building sites) and 4 completed and rented) condominium units from Conquistador, in which Messrs. Zwaans and Muyres serve as directors, as well as President and Secretary/Treasurer, respectively; (ii) $485,000 was used to acquire 4 commercial lots from Swan, in which Messrs. Zwaans and Muyres also serve as directors, as well as President and Secretary, respectively; and (iii) approximately $99,000 was used to reacquire, from Mr. Muyres, all of his rights, title and interest in that certain contracts with the Company for the purchase of a commercial tract in St. Augustine Shores, Florida. None of the commercial and multi-family property acquired by the Company from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres collateralizes the First Selex Loan. In March, 1994, Conquistador exercised its right to repurchase certain multi-family property from the Company (which right had been granted in connection with the June, 1992 Selex transaction) at a price of $312,000, of which $260,000 was paid in cash to the Company and $52,000 was applied to reduce interest due to Selex under the third Selex Loan.

     As previously stated, Messrs. Muyres and Zwaans also serve as directors and executive officers of M&M. The Company has leased certain office space to M&M at its St. Augustine Shores community pursuant to a Lease Agreement dated August 10, 1990. The aggregate annual rental payments under such Lease are less than $60,000.

     On December 2, 1992, the Company entered into various agreements relating to certain of its assets and the restructuring of its debt with Yasawa, which is beneficially owned by Mr. Gram. The consummation of these agreements, which are further described below, was conditioned upon the acquisition by Gram of the Company's outstanding bank loan.

     On December 4, 1992, Gram entered into an agreement with the lenders, pursuant to which he acquired the bank loan of approximately $25,150,000 (including interest and fees) for a price of $10,750,000. In conjunction with such transaction, the lenders transferred to Gram the warrants which they held that entitled the holder to purchase an aggregate of 277,387 shares of the Company's Common Stock at an exercise price of $1.00 per share. Immediately after the acquisition of the bank loan, Gram transferred all of his interest in the bank loan, including the warrants, to Yasawa.

     On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of August 19, 1994); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

     The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, at which time only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. A portion of the proceeds from a March, 1993 sale of contracts receivable was applied to reduce the Yasawa Loan to $4,900,000 during the first quarter of 1993 and the assignment of a mortgage receivable to Yasawa reduced the Yasawa Loan to $4,771,600 as of December 31, 1993. Accrued interest due under the Yasawa Loan in the amount of $355,200 were unpaid and in default as of August 31, 1994.

     In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses and effectuate settlements with the Company's principal creditors. As of August 31, 1994, an aggregate amount of $1,200,000 had been advanced to the Company under the Second Yasawa Loan.

     On April 30, 1993 Selex loaned the Company an additional $1,000,000 collateralized by a first mortgage on certain of the Company's property in its Marion Oaks, Florida community (the "Second Selex Loan"). The Second Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. The Second Selex Loan provides for principal to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 to be due and payable on April 30, 1994. Although Selex had certain conversion rights under the Second Selex Loan in the event the Company sold any Common Stock or Preferred Stock prior to payment in full of all amounts due to Selex under the Second Selex Loan, such rights were voided as of December 31, 1993 since the regulations set forth in proposed Treasury Decision CO-18-90 relative to Section 382 of the Internal Revenue Code were not adopted by such date. As of August 31, 1994, $33,000 in principal had been repaid under the Second Selex Loan, but accrued interest of 93,300 due under the Loan as of August 31, 1994, as well as the principal balance of $967,000, remained unpaid and in default.

     From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 becoming due and payable on April 30, 1994. As of August 31, 1994, accrued interest of $466,800 due under the Third Selex Loan as well as the principal balance of $4,384,200 remained unpaid and in default.

     Interest due to Selex, Yasawa and their affiliates in the aggregate amount of $2,300,000 remained unpaid and in default as of August 31, 1994. Through August 31, 1994 $33,000 in principal was repaid under the Second Selex Loan and $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option; however, Selex, Yasawa and their affiliates were unpaid and in default as of August 31, 1994. Consequently, as of August 31, 1994, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $17,976,000, including interest, of which approximately $9,867,000 is owed to Selex, including accrued and unpaid interest of approximately $1,656,000 (10% per annum on the First Selex Loan, 11% per annum on the Second and Third Selex Loans and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $6,349,200 is owed to Yasawa, including accrued and unpaid interest of approximately $384,500 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $1,759,000 is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $259,500 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company. See "Business: Recent Developments", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 5 to Consolidated Financial Statements.

     The lease between an affiliate of Yasawa and the Company with respect to the Marco Shores Country Club and Gold Course was terminated in December 31, 1993. At the time of termination, an amount of approximately $34,200 was due to the Company from the Yasawa affiliate, which amount was paid in 1994.

     In December 1992, the Company and Citony (an affiliate of Yasawa) entered into a joint venture agreement with respect to Citony's Citrus Springs property, providing for the Company to market the property and receive an administration fee from the venture. The Company and Citony agreed to terminate the joint venture agreement in March, 1994, however, the Company is providing certain assistance to Citony during the transition period. At the time of termination $265,000 was due to the Company by Citony for marketing costs incurred as well as administrative services provided, which amount was paid in 1994.

     M&M First Coast Realty, of which Messrs. Muyres and Zwaans are Directors leased office facilities from the Company in its St. Augustine Shores community. At December 31, 1993 $16,600 was due the Company for past rents, which amount was paid in 1994.

     Messrs. Muyres and Zwaans serve as officers and directors of Conquistador Development Corporation, which the Company owed $11,583 at December 31, 1993, principally for condominium fees advanced on behalf of the Company.
This amount was paid in 1994.

EXECUTIVE OFFICERS OF THE COMPANY

     The table below sets forth the executive officers of the Company as of August 19, 1994, their ages and their principal occupations during the past five years; they have been appointed to serve in the capacities indicated until their successors are appointed and qualified, subject to their earlier resignation or removal by the Board of Directors.


                                                             PRINCIPAL OCCUPATION
       NAME AND AGE                                       DURING THE PAST FIVE YEARS
       ------------                                       --------------------------
Antony Gram, 52..............................    Chairman of the Board of Directors and Chief
                                                 Executive  Officer of the Company since July
                                                 13, 1994. From June 19, 1992 through April 6,
                                                 1994, Mr. Gram served as Vice Chairman
                                                 of the Board of Directors of the Company. For
                                                 more than the past five years, Mr. Gram has
                                                 served  as Managing Director of Gramyco, a
                                                 scaffolding company based in Belgium.

Earle D. Cortright, Jr., 53..................    Mr. Cortright, who joined the Company in 1966,
                                                 has been President and Chief Operating Officer
                                                 since April, 1990. Prior thereto, he served as
                                                 Executive Vice President and Chief Operating
                                                 Officer (January, 1988-April, 1990), as Executive
                                                 Vice President and Chief Financial Officer (March,
                                                 1986-December, 1987) and as Senior Vice President
                                                 and Chief Financial Officer (November,
                                                 1979-February, 1986).

David M. Harden, 41...........................   Mr. Harden, who joined the Company in 1978, has
                                                 been Senior Vice President - Marketing
                                                 Administration since November, 1992. Prior
                                                 thereto, he served as Vice President-Real Estate
                                                 Services (January, 1990 - November, 1992), as
                                                 Assistant Vice President-Real Estate Services
                                                 (January, 1989-December, 1989) and as Director of
                                                 Real Estate Services.


                                                             PRINCIPAL OCCUPATION
       NAME AND AGE                                       DURING THE PAST FIVE YEARS
       ------------                                       --------------------------
Sharon J. Hummerhielm, 44....................    Mrs. Hummerhielm, who joined the Company in March,
                                                 1975, has been Vice President - Administration
                                                 since January, 1993. Prior thereto, she served as
                                                 Vice  President - Regulatory and Customer Affairs
                                                 (January, 1987 - December, 1992) and as Director
                                                 of Administrative Services and Director of Regulatory
                                                 Affairs.

     On July 13, 1994, Marcellus H.B. Muyres, who had served as Chairman of the Board and Chief Executive Officer of the Company since June 19, 1992, agreed to serve, instead, as a Vice Chairman of the Board to facilitate the appointment of Antony Gram as Chairman and Chief Executive Officer. Additionally, since December 31, 1993, one executive officer (Stephen J. Diamond) resigned his position and four executive officers (Michelle R. Garbis, Joseph Mancilla, Jr., Theodore J. Maureau, III and Bruce M. Weiner) were removed from the positions in which they served.

                             EXECUTIVE COMPENSATION

     Due to the Company's liquidity situation, Antony Gram has served as Chairman of the Board and Chief Executive since July 13, 1994 without compensation. Likewise, Marcellus H.B. Muyres served as Chairman of the Board and Chief Executive Officer without compensation from June, 1992 through July 12, 1994. The Commission's rules on executive compensation disclosure require, however, that the Summary Compensation Table which appears below, depict the compensation for the past three years of the Company's chief executive officer and its four most highly compensated executive officers whose annual salary and bonuses exceed $100,000. During the fiscal year ended December 31, 1993, four executive officers of the Company were paid an annual salary and bonus in excess of $100,000, with one of such officers not being employed by the Company until March 15, 1993 and one not being employed until July 15, 1992. Accordingly, the table set forth below discloses compensation paid to Mr. Weiner for the year ended December 31, 1993, to Mr. Muyres and Mr. Mancilla for the two years ended December 31, 1993 and to Mr. Cortright and Mrs. Garbis for the three years ended December 31, 1993.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                    ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                                  --------------------------          -----------------------------------------
                                                                             AWARDS                  PAYOUTS
                                                                      ------------------            ---------
                                                      OTHER
       NAME                                           ANNUAL            SARS/                       ALL OTHER
       AND                                            COMPEN-          RESTRIC-   STOCK              COMPEN-
    PRINCIPAL           FISCAL    SALARY    BONUS     SATION          TED STOCK  OPTIONS    LTIP     SATION
    POSITION             YEAR       ($)    ($)(A)       (B)             AWARDS    (#)(C)   PAYOUTS     ($)
    --------           -------    ------   ------     -------         ---------  -------   -------   --------
M.H.B Muyres           1993        --        --        --              --         --        --         --
Chairman of The        1992        --        --        --                                   --         --
  Board & Chief
  Executive Officer
  (from 6/19/92 -
   7/12/94)

E.D. Cortright, Jr.    1993       $200,000  $ 50,000   --              --         --        --         --
President & Chief      1992       $181,231  $ 50,000   --              --                   --         $100,000(d)
  Operating Officer    1991       $153,333        --   --              --                              --


B.M. Weiner           1993        $262,500      --     --              --        20,000 sh. --        --
Exec. Vice President
  (since 3/15/93 - -
   Removed 4/28/94)

J. Mancilla, Jr.      1993        $150,000      --     --              --        --         --        --
Sr. Vice President    1992        $ 62,500  $ 50,000   --              --                   --
  & General Counsel
  (since 7/15/92 - -
   Removed 7/12/94)

M.R. Garbis           1993        $115,000      --     --              --        --         --        --
Sr. Vice Pres. &      1992        $112,150      --     --              --                   --        --
  Corp. Secretary     1991        $103,500      --     --              --                             --
  (since 7/74 - -
   Removed 8/22/94)

- - --------------------
(a) The amounts disclosed in this column represent, in the case of Mr. Cortright, $50,000 which was paid to him in 1993 and 1992 pursuant to the special bonus provided for in his employment contract, and, in the case of Mr. Mancilla, $50,000 which was paid to him in 1992 upon the settlement of certain litigation, as provided for in his employment contract. See "Employment Contracts." Although the Company maintains an Annual Executive Bonus Plan (the "Bonus Plan)" in which all executive officers of the Company are eligible to participate, due to the Company's financial condition and its liquidity situation, no bonus awards have been made under the Bonus Plan to any executive officer of the Company since 1990.

(b) In accordance with the rules of the Commission, amounts relating to 1991 and 1992, if any, and amounts totalling less than the lower of $50,000 or 10% of the total annual salary and bonus have been omitted.

(c) The Company has a 1987 Stock Incentive Plan (the "Stock Plan") which combines the features of a stock option plan and a performance unit plan. The only option granted under the Stock Plan since 1990 was to Mr. Weiner, as discussed below, and said option was the only option outstanding under the Stock Plan as of December 31, 1993. The option expired unexercised following Weiner's removal as an officer of the Company. Due to the Company's financial condition, no awards have been granted under the Stock Plan since November, 1986 and no awards have been paid under the Stock Plan except for those initial awards which were earned at the end of 1989.

(d) This amount reflects the remaining two installments of Mr. Cortright's special bonus. See "Employment Contracts."

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The only option granted during 1993 was the grant of an option to Mr. Weiner to acquire 20,000 shares under the provisions of the Stock Plan. The exercise price of $4.00 per share was above the market price of the Company's Common Stock (2 7/8) on the March 15, 1993 grant date. The option was not awarded with tandem stock appreciation rights, and it expired unexercised following Mr. Weiner's removal as an officer of the Company.

EMPLOYMENT CONTRACTS

     In 1993, the Company recruited Bruce M. Weiner, an individual with over twenty years of experience in the sale and marketing of Florida real estate, to develop, implement and oversee a marketing program which would strengthen the Company's marketing organization, rebuild its retail land sales business and provide for the Company's successful re-entry into the single family housing business. Effective March 15, 1993, the Company entered into a three-year employment agreement with Mr. Weiner. The agreement provided for Mr. Weiner to be paid an annual salary of $350,000 (subject to reduction or repayment, as discussed below, in the event that the overall annual objectives of the Company's marketing program were not substantially achieved) and for the furnishing of certain benefits, such as payment of an automobile allowance. The agreement further provided for Mr. Weiner to be paid an annual bonus if the annual overall objectives of the marketing program were met in an amount equal to the greater of: (i) one half of one percent of the Company's net retail land sales were met in an amount equal to the greater of: (i) one half of one percent of the Company's net retail land sales revenue for the preceding fiscal year (pro-rated for the Company's 1993 fiscal year) and one quarter of one percent of revenues from house sale closings during the Company's preceding fiscal year; or
(ii) five percent of the annual pre-tax profits of the Company for the preceding fiscal year. Such bonus was to have been payable, net of applicable taxes, in incentive shares or other form of stock equivalents as may be determined, valued at a price of $4.00 per share unit. On the other hand, if the annual overall objectives of the marketing program were not met by Mr. Weiner in any given year, he was responsible for either repaying to the Company an amount equal to five percent of the operating losses of the Company for the preceding year or subject to a fifty percent reduction in salary until an amount equal to five percent of the operating loss had been recovered by the Company. In the event, however, that Mr. Weiner was precluded from meeting the annual overall objectives due to strikes, unforeseen governmental action or intervention, war, hurricane striking employer's communities or other similar acts of God, or the failure of the Company to fund or otherwise fulfill its obligations under the marketing program, then no such repayment or salary adjustment would be required. Additionally, the maximum amount of salary repayment or adjustment was limited to $50,000 per year (pro-rated to $39,584 for the Company's 1993 fiscal year, based upon the salary payments made to Mr. Weiner during 1993). In conjunction with Mr. Weiner's employment and his agreement, Mr. Weiner was awarded an option to purchase 20,000 shares of the Company's Common Stock under the provisions of the 1987 Stock Incentive Plan described below. See "Compensation Committee Report." In the event that Mr. Weiner earned the bonus provided for in his agreement with respect to the Company's 1994 fiscal year, it was anticipated that any net bonus payable would first be applied by the Company to exercise the shares in respect of which Mr. Weiner was granted said option. Mr. Weiner's agreement further provided that if his employment were terminated without cause (defined as gross misconduct or the failure to achieve certain specific objectives set forth in his agreement), he would be entitled to receive a lump-sum payment upon termination equal to the salary remaining to be paid him for the term of his agreement, unless termination was due to death, in which case his beneficiary would be entitled to receive a sum equal to one month's salary for each month of his employment during the first twelve months of employment, and thereafter, a sum equal to the aggregate of one year's salary. Mr. Weiner failed to achieve both the specific objectives set forth in his agreement for 1993 and the annual overall objectives of the marketing program during 1993.

     Due to the Company's liquidity situation, the Company was unable to pay its executive officers the compensation due them for the months of March, 1994 and April, 1994. The executive officers employed pursuant to an employment agreement notified the Chairman of the Board, the Vice Chairmen of the Board and the Chairman of the Executive Compensation Committee, on April 1, 1994, that the Company's failure to remit the compensation due constituted a breach of their respective agreements and that while they were willing to continue their efforts, for a limited time, to assist the Company in resolving its problems, they were not waiving their rights to enforce any remedies available under their respective agreements. On April 28, 1994, Mr. Weiner filed suit against the Company for breach of his agreement by reason of non-payment of compensation, seeking damages under the agreement in excess of $744,000. He was subsequently removed as an officer of the Company and his employment was terminated for non-performance. See "Legal Proceedings."

     Mr. Mancilla, Jr., who was appointed Senior Vice President and General Counsel of the Company, effective July 15, 1992, was employed pursuant to an employment agreement with the Company which continued through July 15, 1994 (the initial term), was to be automatically renewed at that time for an additional year (the initial renewal term), and thereafter was subject to automatic renewal for successive one-year periods (subsequent renewal terms) unless notice of intent not to renew was given by the Company sixty days prior to the applicable expiration date. The agreement provided for Mr. Mancilla to be paid an annual salary of $150,000 (subject to such increases as might be mutually agreed upon), for the furnishing of certain benefits, such as payment of an automobile allowance, and for payment of a bonus (the "Bonus") of $50,000 upon the settlement of certain litigation. The Bonus was paid in 1992 following court approval of the settlement of such litigation, and is included in the Summary Compensation Table set forth above. The agreement further provided that if Mr. Mancilla's employment were terminated or constructively terminated by the Company, without cause (defined as gross misconduct), he would be entitled to receive a lump-sum payment at termination equal to two years' salary (one year's salary if termination occurred during the initial renewal term or any subsequent renewal term), together with any salary remaining to be paid for the contract term (but, in no event, more than for an additional year); he would also be entitled to payment of an automobile allowance and certain insurance benefits for a period of not less than one year. For the purposes of Mr. Mancilla's agreement, "constructive termination" was defined as the assignment of duties inconsistent with his status as Senior Vice President and General Counsel or a substantial alteration in his responsibilities. Mr. Mancilla's agreement with the Company further provided that if his employment were terminated due to death, his beneficiary would be entitled to receive a sum equal to the aggregate of one year's salary. In May, 1994, Mr. Mancilla filed suit against the Company for breach of his employment agreement by reason of non-payment of compensation, seeking damages under the agreement in excess of $391,500. He was subsequently removed as an officer of the Company and his employment was terminated for non-performance. See "Legal Proceedings."

     In June, 1992, the Company obtained $8,000,000 additional financing through a $13,500,000 sale of certain of the Company's contracts receivable. The agreement with respect to such sale requires that the Company maintain, in effect, certain employment agreements with Mr. Cortright, Mrs. Garbis, and certain other executive officers of the Company.

     Pursuant to the requirements of such agreement, Mr. Cortright entered into a five-year employment agreement which continues through June 19, 1997. Such agreement is subject to automatic renewal for successive one-year periods unless notice of intent not to renew is given by the Company 60 days prior to the end of the applicable contract term. The agreement provides for Mr. Cortright to be paid his current annual salary of $200,000 (subject to such increases as may be mutually agreed upon) and for the furnishing of certain benefits, such as payment of an automobile allowance. The agreement contains "non compete" provisions which preclude Mr. Cortright from engaging, in any manner, or from being employed, in any capacity, in any business which could be deemed to be competitive with the Company in Florida, New York, New Jersey and Ohio during the five year term of his agreement, if his employment is terminated or constructively terminated by the Company or if he resigns his employment from the Company. Because of such non-compete provisions and to compensate Mr. Cortright for his exceptional services in conjunction with the completion of the restructuring of the Company's bank debt and the securing of financing for the Company through the above-mentioned contracts receivable sale and the Selex Loan, Mr. Cortright's agreement also provides for the payment of a $200,000 bonus, $50,000 of which was paid upon the signing of his agreement and the completion of the foregoing transactions, $50,000 of which was paid in June, 1993 (and is included in the Summary Compensation Table set forth above), $50,000 of which was due in June, 1994, the payment of which is in default, and $50,000 being payable on June, 1995 so long as he continues to serve as President and Chief Operating Officer of the Company (the "Special Bonus"), with payment of the unpaid portion of the Special Bonus accelerated in the event of the termination or constructive termination of his employment or the agreement without cause or due to his death or medical disability. Additionally and as a consequence of such non-compete provisions, Mr Cortright's employment agreement provides that if his employment is terminated or constructively terminated by the Company, without cause (defined as gross misconduct), during its initial term or any renewal term, he is entitled to receive a lump sum payment at termination equal to any salary remaining to be paid him for the contract term (but, in no event, less than for an additional two years); in addition, he is entitled to payment of an automobile allowance and certain insurance benefits for such period. For purposes of Mr. Cortright's agreement, "constructive termination" includes, among other things: (i) the assignment of duties inconsistent with Mr. Cortright's status as President and Chief Operating Officer or a substantial alteration in his responsibilities if such assignment and/or alteration is not acceptable to him, (ii) relocation of the Company's principal place of business to a location other than Orlando, Florida (unless such other location is mutually agreed upon), (iii) failure of the Company to maintain compensation plans in which Mr. Cortright participates or to continue providing certain other existing employee benefits, or (iv) any disability commencing after a "change in control" which is continuous for six months. Mr. Cortright's agreement with the Company further provides that if his employment is terminated due to death or medical disability (as distinguished from a disability following a change in control), payment of salary to him or his beneficiary shall continue for two years following termination. Under this agreement, the agreement with Mrs. Garbis described below, and the benefit plans described in the

Compensation Committee Report, a "change in control" is (a) an acquisition of 35% of the voting securities of the Company if the Board of Directors determines that a change in control has occurred or is likely to occur; or (b) a change in the majority of the Board of Directors of the Company which is not recommended or approved by the incumbent Board. On June 11, 1992, the Board determined that the acquisition by Selex of more than 35% of the Company's Common Stock from Empire, accompanied by its control of the Board, would constitute a change in control of the Company.

     Mrs. Garbis was employed pursuant to a renewal of her employment agreement with the Company which, as renewed, continues through December 31, 1994. Such agreement was subject to automatic renewal for successive one-year periods unless notice of intent not to renew is given by the Company sixty days prior to the end of each year. The agreement provides for Mrs. Garbis to be paid her current annual salary of $115,000 (subject to such increases as the Company may determine) and for the furnishing of certain benefits, such as payment of an automobile allowance. The agreement provided that if employment is terminated due to death, payment of salary to her beneficiary continues for one year following termination. In addition, if employment is terminated by the Company without cause, regardless of whether or not the agreement itself is effect, she is entitled to receive a lump sum payment at termination equal to two years' salary; she is also entitled to payment of an automobile allowance and certain insurance benefits for one year. Such payments and benefits would be due if employment is terminated by the Company at any time within a two-year period following a change in control of the Company (unless termination is due to gross misconduct). In August, 1994 Mrs. Garbis filed suit against the Company for breach of her employment agreement by reason of non-payment of compensation, seeking damages under the agreement in excess of $280,000. Mrs. Garbis and the Company have reached a resolution and settlement of the claim. Mrs. Garbis has been removed as an officer of the Company and her employment was terminated. See "Legal Proceedings."

     Two other executive officers, Mr. Harden and Mrs. Hummerhielm, are employed pursuant to employment agreements which provide that if their employment is terminated due to death, payment of salary to their beneficiary continues for six months and, if employment is otherwise terminated by the Company without cause (defined as gross misconduct), they are entitled to receive one year's salary, payable in twenty-four equal semi-monthly installments.

     Although, as discussed above, the Company is in default of certain compensation due Mr. Cortright, Mrs. Garbis, Mr. Harden and Mrs. Hummerhielm, none of such officers has, as of August 19, 1994, instituted legal action with respect to such defaults. Since May 1, 1994, the Company has, with the exception of the $50,000 installment payment of the Special Bonus due Mr. Cortright, met all compensation obligations on a current basis. Nevertheless, should the employment of Mr. Cortright, Mr. Harden and Mrs. Hummerhielm be determined to have been terminated without cause, then the amounts that would be payable, as of August 19, 1994 under the agreements described above, inclusive of compensation in default and certain benefits, but exclusive of insurance benefits, would be $804,166, $101,337, and $101,337, respectively.

                         COMPENSATION COMMITTEE REPORT

   COMPENSATION PHILOSOPHY

     It is the goal of the Company and the Executive Compensation Committee (the "Committee") to align all compensation, including executive compensation, with business objectives and both individual and corporate performance, while simultaneously attracting and retaining employees who contribute to the long-term success of the Company. The Company attempts, within its resources, to pay competitively and for performance and management initiative, while striving for fairness in the administration of its compensation program.

   EXECUTIVE COMPENSATION PROGRAM

     Since it has been the policy of the Company to encourage and enable employees upon whom it principally depends to acquire a personal proprietary interest in the Company, the total executive compensation program of the Company historically, consisted of both cash and equity-based compensation, and has been comprised of three key elements: salary, an annual bonus and a long term incentive plan that provides for both incentive awards and stock options.

     While each of these elements is discussed below, it is important to note that due to the financial performance of the Company during the past four years and the fact that the Company has undergone two changes in control since January 1, 1990, no awards have been made under the Annual Executive Bonus Plan (the "Bonus Plan") since 1990 and, with the exception of one stock option grant in 1993, no awards have been made under the long term incentive program other than the initial awards which were fully earned at the end of 1989. In particular, the Committee has been reticent to grant additional equity-based awards, lest it jeopardize the utilization of the Company's net operating loss carryforward for federal income tax purposes. This situation is re-examined annually and the 1993 review made it feasible for the Committee to grant Mr. Weiner, the Company's newly recruited executive vice president, an option to acquire 20,000 shares of the Company's Common Stock.

     SALARY

     Salaries paid to executive officers (other than the Chief Executive Officer and the President) are based upon the recommendations of the President, derived from his subjective assessment of the nature of the position, competitive salaries and the contribution, experience and Company tenure of the executive officer. The President reviews all salary recommendations with the Committee, which is responsible for approving or disapproving such recommendations. Salaries paid to the Chief Executive Officer (if any) and the President are determined by the Committee, subject to ratification by the Board of Directors, and are based upon the Committee's subjective evaluation of their contribution to the Company, their performance, and salaries paid by competitors to their chief executive officer and chief operating officer. Prior to January 1, 1990, the President's assessment and the Committee's subsequent approval or disapproval also took into consideration data from comparable industry salary surveys, such as that prepared by Stephens & Associates. From 1990 through March 31, 1994, the only salary increases which were granted occurred in June, 1992, at which time Mr. Cortright, Mrs. Garbis and two other executive officers of the Company were granted salary increases. Such increases were granted in connection with the efforts of these officers in securing over $10,000,000 in new financing for the Company and resolving various regulatory matters with the State of Florida.

     ANNUAL INCENTIVE PROGRAM

     Although business exigencies and the Company's liquidity situation have required the Company to suspend the granting of awards under the Bonus Plan, and to award bonuses only in certain limited instances where the bonus directly relates to the accomplishment of certain specified corporate and financial objectives, it is the intention of the Committee that an executive's annual compensation consist of a base salary and an annual bonus such as that provided under the Bonus Plan. All executive officers of the Company (except those officers who are otherwise entitled to receive additional compensation) and all managerial employees who meet certain eligibility criteria determined by their level of responsibility are eligible to participate in the Bonus Plan. The Bonus Plan provides for executives to earn bonuses of up to 150% of the base bonus for which they are eligible (which generally ranges from 10% to 75% of annual salary, depending upon their position and anticipated contribution to the Company), with the maximum bonus payable to the President being limited to 100% of his annual salary. Such bonuses are earned based upon the success of the Company, or of the subsidiary or division for which the individual is responsible, in achieving its debt-to-equity and/or net income goals. Typically, under the Bonus Plan, awards are determined in advance of a fiscal year, at which time the net income and/or debt-to-equity goals for the year are also established. Thereafter, at the conclusion of the year, the awards are adjusted up or down and paid, based upon the achievements of the specified objectives and individual job performance. The Bonus Plan provides for the acceleration of the determination and payment of bonuses thereunder in the event of the termination of employment of a participant following a change in control of the Company. No bonuses were awarded, earned by, or paid to, any executive officer of the Company under the Bonus Plan during or in respect of 1993; further, since no bonus awards have been outstanding to any executive officer of the Company for the past three years, the change in control resulting from the Selex transaction did not result in the acceleration of the determination and payment of bonuses under the Bonus Plan.

     The only bonus paid in 1993 was to Mr. Cortright pursuant to his employment agreement described above. In 1992, Mr. Cortright was instrumental in securing over $10,000,000 in new financing for the Company through the sale of contracts receivable and the Selex transaction, as well as for resolving certain regulatory matters with the State of Florida. His contribution was recognized through the award of a $200,000 bonus (an amount equal to one year's salary). To avoid straining the Company's liquidity situation, it was determined that his employment agreement would provide for that bonus to be paid in four annual installments, the second of which was paid in 1993. The installment due to have been paid in June, 1994 is currently in default and the final remaining installment is due to be paid in June, 1995. See "Employment Contracts."

     LONG TERM INCENTIVE PROGRAM

     Additional long-term cash and equity incentives has been provided through the 1987 Stock Incentive Plan (the "Stock Plan"). The Stock Plan combines the features of a stock option plan and a performance unit plan by providing for the issuance of up to 500,000 shares of Common Stock through the granting of stock options and the award of incentive shares. Under the Stock Plan, incentive shares are awarded to those executive officers and other key employees who, in the opinion of the Committee, are in positions which enable them to make significant contributions to the long-term performance and growth of the Company. The extent to which incentive share awards are earned is determined at the end of the three-year award cycle, based upon the achievement of a net income goal set forth in the three-year business plan adopted by the Board of Directors of the Company prior to or during the first year of the cycle. Awards are paid, in the discretion of the Committee, in cash or in shares of Common Stock of the Company, on or before the May 1st following the end of the three-year cycle. The Stock Plan provides for the acceleration of the determination and payment of awards thereunder in the event of a change of control of the Company. Incentive shares awarded in November, 1986 were fully earned as of the end of 1989, and 79,940 shares were issued under the Stock Plan. Inasmuch as no additional awards have been granted or are outstanding under the Stock Plan, the change in control resulting from the Selex transaction did not result in the acceleration of the determination and payment of awards thereunder.

     The Stock Plan also provides for the granting of non-qualified stock options, such that the Committee has available a further vehicle for compensating executives through equity participation. The exercise price of options granted under the Stock Plan cannot be less than the fair market value of the Company's Common Stock on the date of the grant. Options are granted under the Stock Plan for periods of up to five years and become exercisable in 20% cumulative annual increments (but no option may be exercised within 60 days of its grant). The only option granted in 1993, as indicated above, was an option to Mr. Weiner to acquire 20,000 shares of Common Stock at a price of $4.00 per share, which was in excess of the market value of the Company's Common Stock on the grant date. Such option expired unexercised following Mr. Weiner's removal as an officer of the Company.

     CHIEF EXECUTIVE OFFICER COMPENSATION

     Marcellus H.B. Muyres, who served as Chairman of the Board and Chief Executive Officer of the Company from June 19, 1992 through July 12, 1994, served without compensation in accordance with his representation to the Committee and the Board that he would not draw a salary until the Company's liquidity situation permitted the payment of appropriate compensation. To date, Mr. Muyres has received no compensation for his services as Chairman of the Board and Chief Executive Officer. As a director and executive officer of the Company, Mr. Muyres is entitled to reimbursement of expenses, including travel and transportation expenses, incurred on the Company's behalf. From June, 1992 through August 19, 1994, Mr. Muyres incurred expenses aggregating approximately $39,112, none of which has been reimbursed, but which is being carried as a liability of the Company.

     On July 13, 1994, Antony Gram was appointed Chairman of the Board and Chief Executive Officer of the Company, with Mr. Muyres agreeing to serve as a Vice Chairman of the Board. As Chairman and Chief Executive Officer, Mr. Gram has been given the responsibility of resolving the financial and legal difficulties facing the Company and developing an alternative business plan to enable the Company to continue as a going concern. During the process of resolving such difficulties and developing such plan, Mr. Gram has agreed to serve without compensation, with the understanding that all ordinary, necessary and reasonable expenses incurred by him in the performance of his duties, including travel and temporary living expenses, will be reimbursed by the Company and with the further understanding that the Committee and the Board will thereafter consider establishing an appropriate salary to be paid him for his services.

     COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

     Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1,000,0000 paid to the corporation's Chief Executive Officer and four other mostly highly compensated executives officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The compensation currently paid to the Company's Chief Executive Officer and highly compensated executive officers does not approach the $1,000,000 threshold, and the Company does not anticipate approaching such threshold in the foreseeable future. Nevertheless, the Company intends to take the necessary action to comply with the Code limitations.

     FUTURE COMPENSATION TRENDS

     The Committee anticipates undertaking a review of all compensation programs and policies of the Company, and making appropriate modifications and revisions, in conjunction with the development of an alternative business plan for the Company.

                                                Executive Compensation Committee

                                                Neil E. Bahr, Chairperson
                                                Antony Gram
                                                Marcellus H.B. Muyres
                                                Cornelis L.J.J. Zwaans

ITEM 12

                 OWNERSHIP OF VOTING SECURITIES OF THE COMPANY

     Based upon information furnished to the Company or contained in filings made with the Commission, the Company believes that the only persons who beneficially own more than five percent (5%) of the Common Stock the Common Stock of the Company are Dimensional Fund Advisors Inc. (5.7%), Selex (42.3%), and Antony Gram, through his holdings in Selex and Yasawa (46.7%).

     Dimensional Fund Advisors Inc. ("Dimensional"), 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401, a registered investment advisor, is deemed to have beneficial ownership of 380,300 shares of the Company's Common Stock as of December 31, 1993, with sole dispositive power as to all of such shares and sole voting power as to 216,100 of such shares. All of such shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company (the "Fund"), or in series of The DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and the DFA Participating Group Trust, investment vehicles for qualified employee benefit plans, as to all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. Persons who are officers of Dimensional also serve as officers of the Fund. In their capacity as officers of the Fund, these persons vote the 164,200 additional shares which are owned by the Fund.

     All of the issued and outstanding stock of Selex, Gerrit Van Den Veenstraat 70, Amsterdam, the Netherlands, is owned by Wilbury which is, in turn, owned by Messrs. Muyres and Gram. Antony Gram, Chairman of the Board of Directors and Chief Executive Officer of the Company, as the largest shareholder of Wilbury, holding a seventy-four percent equity interest in that corporation, is treated as the beneficial owner of all of the Company's Common Stock held by Selex. In addition, Mr. Gram beneficially owns Yasawa. Since Yasawa is the direct owner of 289,637 shares of the Common Stock of the Company, Mr. Gram is deemed to be the beneficial owner of an aggregate of 3,109,703 shares of Common Stock of the Company.

     The following table sets forth information, as of August 19, 1994, concerning the beneficial ownership by all directors, by each of the executive officers named in the Summary Compensation Table beginning on Page 69 (the "Summary Compensation Table") and by all directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined under the rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.

                                                              AMOUNT AND NATURE                PERCENT
                                                          OF BENEFICIAL OWNERSHIP(A)           OF CLASS
                                                          --------------------------           --------
Directors:
     Neil E. Bahr......................................          4,121 - Direct                    *
     George W. Fischer ................................         15,000 - Direct                    *
     Thomas B. McNeill.................................            200 - Direct                    *
     Marcellus H.B. Muyres.............................               (b)                         (b)
     Antony Gram.......................................      3,109,703 - Indirect                46.7%
     Leonardus G.M. Nipshagen..........................               (b)                         (b)
     Cornelis van de Peppel............................               (b)                         (b)
     Cornelis L.J.J. Zwaans............................               (b)                         (b)

                                                              AMOUNT AND NATURE                PERCENT
                                                          OF BENEFICIAL OWNERSHIP(A)           OF CLASS
                                                          --------------------------           --------
Executive officers named in Summary Compensation Table:
     Marcellus H.B. Muyres.............................              (b)                          (b)
     Earle D. Cortright, Jr............................        18,706 - Direct                     *
     Bruce M. Weiner (removed April, 1994).............         2,000 - Direct                     *
     Michelle R. Garbis (removed August, 1994).........         2,000 - Direct                     *
     Joseph Mancilla, Jr. (removed July, 1994).........           100 - Direct                     *
All executive officers and directors as a group,
  consisting of 14 persons (including those
  listed above)........................................            3,152,030                     47.3%

- - --------------------
     *    Represents holdings of less than 1%.

     (a) Except for Antony Gram, who beneficially owns 46.7% of the Common Stock of the Company, no current director, nominee or executive officer beneficially owns more than 1% of the Company's outstanding shares.

     (b)  Does not include the 2,820,066 shares held by Selex.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     The Securities Exchange Act of 1934 requires the Company's directors, its executive officers and any persons holding more than ten percent of the Company's Common Stock to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Commission and the New York Stock Exchange. Under the Section 16(a) rules, the Company is required to disclose in this Annual Report on Form 10-K any failure to file such required reports by their prescribed due dates.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1993, all
Section 16(a) filing requirements were satisfied, except that Mr. Gram, as beneficial owner of Selex, failed to file a Form 4 with respect to the conversion rights in the Second Selex Loan, which rights lapsed unexercised, Mr. Fischer filed one Form 4 approximately one week late, and Messrs. Muyres, Nipshagen, van de Peppel and Zwaans have neither filed a Form 5 nor acknowledged that such filing was not necessary.

                               PERFORMANCE GRAPH

     Set forth below is a line graph comparing the cumulative total shareholder return on the Company's Common Stock, based on the market price of the Common Stock, with the cumulative total return of companies on the Media General Financial Services Composite Index and the Media General Peer Group (real estate subdividers and developers) Index.

                    COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                        AMONG THE DELTONA CORPORATION,
                   MEDIA GENERAL INDEX AND PEER GROUP INDEX

                               [INSERT GRAPH]

ITEM 14

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1 FINANCIAL STATEMENTS

     See Item 8, Index to Consolidated Financial Statements and
     Supplemental Data.

(A)  2 FINANCIAL STATEMENT SCHEDULES
                                                                            PAGE
                                                                            ----
     Independent Auditors' Report......................................      81

     Schedule   IV -  Indebtedness to related parties - non current as
                      of December 31, 1993.............................      82

     Schedule VIII -  Valuation and qualifying accounts for the three
                      years ended December 31, 1993....................      83

     Schedule    X -  Supplementary income statement information for
                      the three years ended December 31, 1993..........      84

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(A)  3 EXHIBITS

     See the Exhibit Index included herewith.

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the year ended December 31, 1993; however, a report on Form 8-K dated February 17, 1994 responding to Item 5 "Other Events" was filed on March 14, 1994.

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THE DELTONA CORPORATION:

     We have audited the consolidated financial statements of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1993 and December 25, 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated September 5, 1994, included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
September 5, 1994

                                                                     SCHEDULE IV


                    THE DELTONA CORPORATION AND SUBSIDIARIES

                 INDEBTEDNESS TO RELATED PARTIES - NON CURRENT


                                   BALANCE AT                                           BALANCE AT
                                   BEGINNING                                               END
      RELATED PARTIES              OF PERIOD         ADDITIONS        DEDUCTIONS        OF PERIOD
      ---------------              ----------        ---------        ----------        ----------
Year ended December 31, 1993:

Yasawa Holding N.V. (a)........    $ 5,106,000                        $   206,000       $ 4,900,000
Selex International B.V.(b)....      3,000,000                                            3,000,000
Selex International B.V.(c)....      1,000,000                                            1,000,000
Selex International B.V.(d)....            -0-       $ 1,000,000            9,000           991,000
Selex International B.V.(c)....            -0-         4,400,000            7,000         4,393,000
Scafholding B.V.(f)............            -0-         1,500,000                          1,500,000
                                   -----------       -----------      -----------       -----------

     Total................         $ 9,106,000       $ 6,900,000      $   222,000       $15,784,000
                                   ===========       ===========      ===========       ===========

Year ended December 25, 1992:

Yasawa Holding N.V. (a)........    $       -0-       $25,147,000      $20,041,000       $ 5,106,000
Selex International B.V.(b)....            -0-         3,000,000                          3,000,000
Selex International B.V.(c)....            -0-         1,000,000                          1,000,000
                                   -----------       -----------      -----------       -----------

     Total................         $       -0-       $29,147,000      $20,041,000       $ 9,106,000
                                   ===========       ===========      ===========       ===========

- - --------------------
     (a)  Represents debt acquired from principal lending banks.

     (b) Represents Note collateralized by property at the Company's St. Augustine Shores community.

     (c)  Represents Note assigned from Empire of Carolina.

     (d) Represents Note collateralized by property at the Company's Marion Oaks community.

     (e) Represents Note collateralized by a second mortgage on property on which Selex and Yasawa hold a first mortgage.

     (f)  Represents unsecured Note. Affiliated with Yasawa N.V.

                                                                   SCHEDULE VIII

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  ADDITIONS
                                                                  CHARGED TO
THOSE VALUATION AND QUALIFYING ACCOUNTS             BALANCE AT     REVENUES,       DEDUCTIONS        BALANCE AT
WHICH ARE DEDUCTED IN THE BALANCE SHEET             BEGINNING     COSTS, AND          FROM             END OF
  FROM THE ASSETS TO WHICH THEY APPLY               OF PERIOD      EXPENSES         RESERVES           PERIOD
- - ---------------------------------------             ----------    ----------        ---------        ---------
Year ended December 31, 1993

  Allowance for uncollectible contracts(a)........  $ 1,646       $ 1,670           $ 1,860          $ 1,456
                                                    =======       =======           =======          =======

  Unamortized contract valuation discount(b)......  $ 1,269       $   252           $   626          $   895
                                                    =======       =======           =======          =======
  Allowance for doubtful accounts(c)..............  $    58                         $    58          $     -
                                                    =======                         =======          =======
  Unamortized mortgage valuation discount(d)......  $     -       $   100                            $   100
                                                    ========      =======                            =======
Year ended December 25, 1992
  Allowance for uncollectible contracts(a)........  $ 6,606       $   248           $ 5,208          $ 1,646
                                                    =======       =======           =======          =======
  Unamortized contract valuation discount(b)......  $ 5,462       $   175           $ 4,368          $ 1,269
                                                    =======       =======           =======          =======
  Allowance for doubtful accounts(c)..............  $   174                         $   116          $    58
                                                    =======                         =======          =======
Year ended December 27, 1991
  Allowance for uncollectible contracts(a)..........$ 8,134       $ 9,123           $10,651          $ 6,606
                                                    =======       =======           =======          =======
  Unamortized contract valuation discount(b)......  $ 8,036       $   162           $ 2,736          $ 5,462
                                                    =======       =======           =======          =======
  Allowance for doubtful accounts(c)................$ 1,572                         $ 1,398          $   174
                                                    =======                         =======          ========
  Unamortized mortgage valuation discount(d)....    $     6                         $     6          $   -0-
                                                    =======                         =======          =======

- - --------------------
     (a) Represents estimated uncollectible contracts receivable (see Notes 1 and 2 to Consolidated Financial Statements).

     (b) Represents the unamortized discount generated from initial valuations of contracts receivable (see Notes 1 and 2 to Consolidated Financial Statements).

     (c) Represents allowance for estimated uncollectible mortgages and other receivables.

     (d) Represents the unamortized discount generated from initial valuations of mortgages receivable (see Notes 1 and 2 to Consolidated Financial Statements).

                                                                      SCHEDULE X

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  CHARGES (IN THOUSANDS) TO COSTS AND EXPENSES

                                                                            YEARS ENDED
                                                          -----------------------------------------------
                                                          DECEMBER 31,      DECEMBER 25,     DECEMBER 27,
                                                              1993               1992            1991
                                                          ------------      ------------     ------------
Maintenance and repairs.............................       $  340            $  710          $  747
                                                           ======            ======          ======

Taxes, other than payroll and income taxes:
  Real estate.......................................       $  975            $1,213          $1,646
  Other.............................................           13               101              22
                                                           ------            ------          ------
     Total..........................................       $  988            $1,314          $1,668
                                                           ======            ======          ======

Advertising costs...................................       $1,521            $  580          $  259
                                                           ======            ======          ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DELTONA CORPORATION
  (Company)


By          /S/ EARLE D. CORTRIGHT, JR.                 DATE:    August 30, 1994
     ---------------------------------------
       Earle D. Cortright, Jr., PRESIDENT &
            CHIEF OPERATING OFFICER

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.



         /S/ ANTONY GRAM                            /S/ CORNELIS VAN DE PEPPEL
- - ----------------------------------              --------------------------------
   Antony Gram, CHIEF EXECUTIVE                 Cornelis van de Peppel, DIRECTOR
       OFFICER & DIRECTOR


   /S/ EARLE D. CORTRIGHT, JR.                     /S/ CORNELIS L.J.J. ZWAANS
- - ----------------------------------              --------------------------------
Earle D. Cortright, Jr., PRESIDENT              Cornelis L.J.J. Zwaans, DIRECTOR
   & CHIEF OPERATING OFFICER
      (PRINCIPAL FINANCIAL
     AND ACCOUNTING OFFICER)


        /S/ NEIL E. BAHR
- - ----------------------------------
     Neil E. Bahr, DIRECTOR


      /S/ GEORGE W. FISCHER
- - ----------------------------------
   George W. Fischer, DIRECTOR


      /S/ THOMAS B. MCNEILL
- - ----------------------------------
   Thomas B. McNeill, DIRECTOR


    /S/ MARCELLUS H.B. MUYRES
- - ----------------------------------
 Marcellus H.B. Muyres, DIRECTOR


   /S/ LEONARDUS G.M. NIPSHAGEN
- - ----------------------------------
Leonardus G.M. Nipshagen, DIRECTOR
                                                        DATE:    August 30, 1994