Form 10-Q
period 1994-03-31
DELTONA CORP
filed 1994-10-21
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        ________________
                            FORM 10-Q
(Mark One)

_X_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ending    March 31, 1994
                                        ---------------------
                                      OR

___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from _______ to ________

                    Commission file number      _1-4719_


                     THE DELTONA CORPORATION
- - -----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


         DELAWARE                                  59-0997584
- - -------------------------------------------------------------------
(State of other jurisdiction of    (I.R.S. Employer Identification
 incorporation or organization)     Number)

3250 S. W. THIRD AVENUE, MIAMI, FLORIDA                  33129
- - ----------------------------------------------------------------
(Address of principal executive office)                (Zip Code)


Registrant's telephone number, including
                              area code: _(305)_854-1111_____



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:
6,680,993 shares of common stock, $1 par value, as of October 12, 1994.

                   PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             THE DELTONA CORPORATION AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
               MARCH 31, 1994 AND DECEMBER 31, 1993
                                    ($000 Omitted)
                                             March 31,  Dec. 31,
                                               1994       1993

Cash and temporary cash investments, including
 escrow deposits and restricted cash of $2,426
 in 1994 and $2,730 in 1993....................$  2,611  $  3,008
Contracts receivable for land sales - net......   5,549     5,531
Mortgages and other receivables - net..........   3,247     3,946
Inventories (b):
   Land and land improvements..................  12,646    12,443
   Other.......................................     163       163
                                               --------  --------
           Total inventories...................  12,809    12,606
                                               --------  --------

Property, plant, and equipment at cost - net...     996     1,009
                                               --------  --------
Prepaid expenses and other.....................     447       465
                                               --------  --------
      Total....................................$ 25,659  $ 26,565
                                               ========  ========
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Mortgages and similar debt(c):
  Mortgage notes payable.......................$ 12,520  $ 13,284
  Other loans .................................   2,500     2,500
                                               --------  --------
   Total mortgages and similar debt............  15,020    15,784



Accounts payable, accrued expenses, customers'
 deposits......................................  10,070     8,948
Allowance for Marco permit costs (d)...........   2,815     2,886
Deferred revenue...............................  12,707    13,238
                                               --------  --------
      Total liabilities........................  40,612    40,856
                                               --------  --------
Commitments and contingencies (d)
Stockholders' equity (deficiency):
 Common stock, $1 par value - authorized
 15,000,000 shares; outstanding: 1994 and 1993
 - 6,550,604 and 5,950,604 shares (excluding
 12,228 shares held in treasury in 1994 and
 1993)                                           6,551     5,951
 Capital surplus.............................   42,620    42,080
 Accumulated deficit.........................  (64,124)  (62,322)
                                              --------   -------
       Total stockholders' equity (deficiency) (14,953)  (14,291)
                                              --------   -------
      Total...................................$ 25,659  $ 26,565
                                              ========  ========

                                    2

             THE DELTONA CORPORATION AND SUBSIDIARIES
     UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                     FOR THE PERIODS INDICATED
              ($000 Omitted Except Per Share Amounts)
                                               Three Months Ending
                                               March 31,  March 26,
                                                 1994       1993

Revenues (a):
  Net land sales.............................   $   690    $    247
  House and apartment sales..................       292         -0-
  Recognized improvement revenue/prior period
   sales.....................................       424       1,441
  Interest income............................       208         311
  Other revenues.............................       217       1,336
                                                -------    --------
      Total.................................      1,831       3,335
                                                -------    --------

Costs and expenses (a):
  Cost of sales and improvements.............       744       1,854
  Selling, general and administrative and
    other expenses...........................     2,442       2,216
  Interest expense (c)(e)....................       447         262
                                                -------    --------

      Total..................................     3,633       4,332
                                                -------    --------

Loss from operations before income taxes.....    (1,802)      (997)
Provision (benefit) for income taxes.........       -0-         -0-
                                                -------    --------
Net loss.....................................   $(1,802)   $  (997)
                                                =======    ========
Net loss per share...........................   $  (.28)   $  (.16)
                                                -------    --------

Number of common and common
  equivalent shares..........................  6,550,604  6,056,967
                                               =========  =========


No dividends have been paid on Common Stock.
Results of operations for the first three months may not be indicative of results which may be expected for the full year.
See Notes to Unaudited Condensed Consolidated Financial Statements. See Management's Analysis of Quarterly Statements of Operations included herein.
Certain amounts have been reclassified for comparative purposes.

              THE DELTONA CORPORATION AND SUBSIDIARIES
     UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                     FOR THE PERIODS INDICATED
                          ($000 Omitted)

                                              Three Months Ended
                                             March 31,   March 26,
                                               1994        1993
Cash flows from operating activities......   $   (762)   $ (2,311)
                                             --------    --------
Cash flows from investing activities:
 Proceeds from sale of property, plant and
  equipment................................       -0-         428
 Payment for acquisition and construction of
  property, plant and equipment............       (12)        (23)
                                             --------    --------
  Net cash provided by (used in) investing
   activities..............................       (12)       (405)
                                             --------    --------

Cash flows from financing activities:
  New borrowings...........................       515         750
  Repayment of borrowings..................      (138)       (208)
                                             --------    --------

   Net cash provided by (used in) investing
    activities.............................       377         542
                                             --------    --------

Net increase (decrease) in cash and
  temporary cash investments (including
  escrow deposits and restricted cash).....      (397)     (1,364)

Cash and temporary cash investments at
 December 31, 1993 and December 25, 1992...     3,008       7,622
                                             --------    --------

Cash and temporary cash investments at
 March 31, 1994 and March 26, 1993.........  $  2,611    $  6,258
                                             ========    ========

Supplemental disclosure of non cash
 investing and financing activities:

Common Stock issued for reduction of
 mortgage note payable.....................  $  1,140    $   -0-
                                             ========    ========


See Notes to Unaudited Condensed Consolidated Financial Statements.


            THE DELTONA CORPORATION AND SUBSIDIARIES
    UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                    FOR THE PERIODS INDICATED
                         ($000 Omitted)
                                               Three Months Ended
                                               March 31,  March 26,
                                                 1994       1993
Reconciliation of net loss to net cash
 provided by (used in) operating activities:

Net loss..................................... $  (1,802)  $   (997)
                                              ---------   --------
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization.............        25         28
   Provision for estimated uncollectible
    sales-net................................       106       (426)
   Contract valuation discount, net of
    amortization.............................        11       (226)
   Net loss on sale of property, plant and
    equipment................................       -0-         64
   Net change in assets and liabilities......       998       (754)
                                              ---------   --------
     Total adjustments....................... $   1,140   $ (1,314)
                                              ---------   --------
 Net cash provided by operating activities... $   (762)   $ (2,311)
                                              =========   ========

            THE DELTONA CORPORATION AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1994

(a)  SIGNIFICANT ACCOUNTING POLICIES

     The condensed unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The information furnished reflects, in the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

(b)  INVENTORIES

     Information with respect to the classification of inventory of land and improvements is as follows (in thousands):

                               Land and Improvements

                                         March 31,   December 31,
                                           1994          1993
Unimproved land                          $   444       $   444
Land in various stages of development      4,800         4,888
Fully improved land                        7,402         7,111
                                         -------       -------
    Total                                $12,646       $12,443
                                         =======       =======


     Land and land improvements include approximately $202,000 of land placed in the Marco Island and Marco Shores trusts for the Marco refund program as of March 31, 1994 and December 31, 1993. Other inventories consists primarily of vacation ownership units completed.

(c)  MORTGAGES AND SIMILAR DEBT

     On June 19, 1992, the Company completed a transaction with Selex whereby, among other things, Selex loaned the Company $3,000,000 (the First Selex Loan). The First Selex Loan is collateralized by a first mortgage on certain of the Company's property in its St. Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial eighteen months of the Loan and interest payments due quarterly thereafter.
     On February 17, 1994, principal in the amount of $1,140,000 was repaid under the First Selex Loan when Selex exercised its previously described Option to convert a portion of the Loan into 600,000 shares of the Company's Common Stock at a conversion price of $1.90 per share. Accrued interest in the amount of $619,800 was unpaid and in default under the First Selex Loan as of September 30, 1994.

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

     On December 11, 1992 the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000;
     (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the Bank Loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of September 30, 1994); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the Bank Loan as a loan from Yasawa.

     The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, at which time only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. A portion of the proceeds from a March, 1993 sale of contracts receivable was applied to reduce the Yasawa Loan to $4,900,000 during the first quarter of 1993 and the assignment of a mortgage receivable to Yasawa reduced the Yasawa Loan to $4,764,000 as of September 30, 1994. Accrued interest due under the Yasawa Loan in the amount of $398,900 was unpaid and in default as of September 30, 1994.

     As of March 31, 1994, Yasawa had loaned the Company an additional amount of $515,000 at an interest rate of 8% per annum (the "Second Yasawa Loan"). As of September 30, 1994, a total of $1,400,000 had been advanced under the Loan.

     On April 30, 1993 Selex loaned the Company an additional $1,000,000 collateralized by a first mortgage on certain of the Company's property in its Marion Oaks, Florida community (the "Second Selex Loan"). The Second Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. The Second Selex Loan provides for principal to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 to be due and payable on April 30, 1994. Although Selex had certain conversion rights under the Second Selex Loan in the event the Company sold any Common Stock or Preferred Stock prior to payment in full of all amounts due to Selex under the Second Selex Loan, such rights were voided as of December 31, 1993 since the regulations set forth in proposed Treasury Decision CO-18-90 relative to Section 382 of the Internal Revenue Code were not adopted by such date. As of September 30, 1994 $33,000 in principal had been repaid under the Second Selex Loan, but accrued interest of $102,200 due under the Loan as of September 30, 1994 remained unpaid and in default.

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

     Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 becoming due and payable on April 30, 1994. As of September 30, 1994 accrued interest of $507,000 due under the Third Selex Loan was unpaid and in default.

     Interest due to Selex, Yasawa and their affiliates in the aggregate amount of $2,441,300 remained unpaid and in default as of September 30, 1994. From January 1, 1994 through September 30, 1994, $33,000 in principal was repaid under the Second Selex Loan and $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option. After giving effect to such repayments of principal, the Company had loans outstanding from Selex, Yasawa and their affiliates on September 30, 1994 in the amount of approximately $18,317,000 including interest, of which approximately $9,942,000 is owed to Selex, including accrued and unpaid interest of approximately $1,730,400 (10% per annum on the First Selex Loan, 11% per annum on the Second and Third Selex Loans and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $6,601,000 is owed to Yasawa, including accrued and unpaid interest of approximately $436,400 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $1,774,000 is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $274,500 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

(d)  COMMITMENTS AND CONTINGENCIES

     Homesite sales contracts provide for the return of all monies paid in (including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto. The aggregate amount of all monies paid in (including paid-in interest) on all homesite contracts having outstanding contractual obligations (primarily to complete improvements) at March 31, 1994 was approximately $8,687,863.

     In February, 1980, the Company entered into a Consent Order with the Division as a result of delays the Company encountered in completing improvements to lots in certain of its Central and North Florida communities. The Consent Order, as restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills Community, the transfer of development obligations to core growth areas of the subdivision); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka Group Incorporated ("Topeka"), Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company. The Consent Order also required the establishment of an improvement escrow account as assurance for completing certain improvement obligations. In June, 1992, the Consent Order was superseded and replaced by the 1992 Consent Order which, among other things, consolidated the Company's development obligations and reduced its monthly escrow obligation to $175,000, from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $8,697,000 as of March 31, 1994) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period January 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. At March 31, 1994, the liability to complete improvements to fully paid-for lots was approximately $774,000. Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building.

     Based upon the Company's experience with affected customers, the Company believes that the total refunds arising from the delays in completing such improvements will not materially exceed the amount provided for in the consolidated financial statements. Approximately $52,000 and $64,000 of the provision for the total refunds relating to the delays of improvements remained in accrued expenses and other at March 31, 1994 and December 31, 1993, respectively.

     In addition to the matters discussed above and in Note 9 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, the Company is a party to other litigation relating to the conduct of its business which is routine in nature and, in the opinion of management, should not have a material effect upon the Company's operations.

(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $447,000 and $262,000, none was capitalized for the three months ended March 31, 1994 and March 26, 1993, respectively.

(f)  EARNINGS OR LOSS PER SHARE

     Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The earnings (loss) and average number of shares of Common Stock and common stock equivalents used to calculate earnings per share for March 31, 1994 and March 26, 1993 were ($1,802,000) and 6,550,604, and
     ($997,000) and 6,056,967, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


On June 19, 1992, the Company completed a transaction with Selex, which resulted in a change in control of the Company. Under the transaction, Selex loaned the Company $3,000,000 collateralized by a first mortgage on certain of the Company's property in its St. Augustine Shores, Florida community (the "First Selex Loan"). The First Selex Loan initially bears interest at the rate of 10% per annum with a term of four years and payment of interest deferred for the first 18 months. Accrued interest due under the First Selex Loan in the amount of $619,800 was unpaid and in default as of September 30, 1994.

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

As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, to convert the Selex Loan, or any portion thereof, into a maximum of 850,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). However, on September 14, 1992, Selex formally waived and relinquished its right to exercise the Option as to 250,000 shares of the Company's Common Stock to enable the Company to settle certain litigation involving the Company through the issuance of approximately 250,000 shares of the Company's Common Stock to the claimants, without jeopardizing the utilization of the Company's net operating loss carryforward. On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (43.1% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of March 31, 1994.

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

In December, 1992, Mr. Gram, a director of the Company and beneficial owner of the Common Stock of the Company held by Selex, acquired all of the Company's outstanding bank debt and then assigned same to Yasawa, of which Mr. Gram is also the beneficial owner. Yasawa simultaneously completed a series of transactions with the Company which involved the transfer of certain assets to Yasawa or its affiliated companies, the acquisition by Yasawa of 289,637 shares of the Company's Common Stock through the exercise of warrants previously held by the banks, the provision of a $1,500,000 line of credit to the Company and the restructuring of the remaining debt as a $5,106,000 Yasawa Loan. Principal repayments aggregating $341,000 were made in 1993 and 1994 to reduce the Yasawa Loan to $4,765,000. On April 30, 1993, Selex loaned the Company an additional amount of $1,000,000 pursuant to the Second Selex Loan and since July 1, 1993 made further loans to the Company aggregating $4,400,000 under the Third Selex Loan. Principal of $33,000 had been repaid under the Second Selex Loan through September 30, 1994. As of September 30, 1994, Yasawa has loaned the Company an additional sum of $l,400,000 pursuant to the Second Yasawa Loan. As a consequence of these transactions, the Company had loans outstanding from Selex, Yasawa and their affiliates on September 30, 1994 in the aggregate amount of approximately $18,317,000, including interest. The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

The Company has stated in previous filings with the Commission that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As stated above, during the last six months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. As of September 30, 1994, Yasawa had advanced ("Second Yasawa Loan") a total of $1,400,000 to meet the Company's minimum working capital requirements and pay settlements of outstanding amounts due certain trade creditors.

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

Inasmuch as funding is not presently available to the Company from external sources and, as stated in their Amendment, Selex, Yasawa and their affiliates have not determined whether they will provide any further funds to the Company, the Company is facing a severe cash shortfall. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its escrow obligations to the Division pursuant to the Company's 1992 Consent Order, its obligation under its lease for its corporate offices and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid certain real estate taxes which are approximately $1,570,000 at September 30, 1994 and is also subject to certain pending litigation by former employees and others, which may adversely affect the financial condition of the Company.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 1994 and March 26, 1993.

Revenues

Total revenues were $1,831,000 for the first three months of 1994 compared to $3,335,000 for the comparable 1993 period.

Gross land sales were $859,000 for the first quarter of 1993 versus $320,000 for the first quarter of 1993. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $690,000 for the first three months of 1994 from $247,000 for the first three months of 1993.

Bulk land sales for the first quarter of 1994 and 1993 were $315,000 and -0-, respectively. In light of the Company's diminished bulk land sales inventory it is anticipated that the Company will produce a negligible volume of bulk land sales. See "Liquidity and Capital Resources -- Mortgages and Similar Debt".

The Company re-entered the single-family housing business in December, 1992. Since revenues are not recognized from housing sales until the completion of construction and passage of title, no housing revenues were recognized until late 1993.


The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                                              Three months ended
                                              March 26,   March 27,
                                                1994        1993

Gross Land Sales:
Bulk Sales                                    $    315    $    -0-
Retail Sales<F1>                                   544         320
                                              --------    --------
       Total                                  $    859    $    320
                                              --------    --------
Housing Sales:
Single Family                                      292         -0-
Vacation ownership                                 -0-         -0-
                                              --------    --------
       Total                                  $    -0-    $    -0-
                                              --------    --------
       Total Real Estate                      $  1,151    $    320
                                              ========    ========

<F1>
Retail land sales contracts entered into, net of cancellations, for the three months ended March 31, 1994 and March 26, 1993 were $1,100,000 and $1,050,000, respectively. Contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totalling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property. Improvement revenues totalled $424,000 for the first quarter of 1994, as compared to $1,441,000 for the first quarter of 1993. The decrease was due to the Company's financial condition which caused the Company to stop development in the first quarter of 1994.

Interest income was $208,000 for the first three months of 1994 compared to $311,000 for the same period of 1993. This decrease is the result of substantially lower contracts receivable balances.

Other revenues were $217,000 as compared to $1,336,000 for the three months ended March 31, 1994 and March 26, 1993, respectively.

This decrease was the result of the termination of its lease on the Marco Shores Country Club on December 31, 1993 and the sale of the Marco Island Realty in November, 1993.

Costs and Expenses

Costs and expenses for the first three months of 1994 were $3,633,000 compared to $4,332,000 for the same period in 1993.
Cost of sales totalled $744,000 for the three months ended March 31, 1994 compared to $1,854,000 for the 1993 period. The decrease was primarily due to the termination of development work in the first quarter of 1994; the sale of the Marco Island Realty; and the termination of the lease of the Marco Shores Country Club.

Commissions, advertising and other selling expenses totalled $1,248,000 for the three months ended March 31, 1994 and $1,054,000 for the same period of 1993. Advertising expenditures increased to $291,000 from $152,000 for the three month period of 1994 versus 1993, reflecting the Company's efforts to stimulate sales in conjunction with the implementation of its marketing program.

General and administrative expenses were $983,000 for the first three months of 1994 and $930,000 for the same period of 1993. General and administrative expenses have increased primarily due to employee termination pay resulting from the overhead reductions implemented in the first quarter of 1994.

Interest expense for the first three months of 1993 was $447,000 compared to $262,000 for the first three months of 1993. Total interest cost (none of which represents capitalized interest) was $447,000 and $262,000 for the first three months of 1993 and 1992, respectively. The increase in interest expense is primarily the result of the increase in debt.

Net Income (Loss)

The Company reported a net loss of $1,802,000 for the three months ended March 31, 1994, compared to a net loss of $997,000 for the three months ended March 26, 1993.

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


The following table presents information with respect to mortgages and similar debt (in thousands):

                                                 Years Ended
                                           March 31,   December 31,
                                             1994          1992

Mortgage Notes Payable..............       $12,520       $13,284
Other Loans.........................         2,500         2,500
                                           -------       -------
  Total Mortgages and Similar Debt..       $15,020       $15,784
                                           =======       ========

Included in Mortgage Notes Payable is the $3,000,000 First Selex Loan ($1,860,000 as of September 30, 1994), the $1,000,000 Second
Selex Loan ($967,000 as of August 31, 1994) the $4,384,000 Third Selex Loan and the $4,900,000 Yasawa Loan ($4,765,000 as of September 30, 1994). Other loans include the $1,000,000 Empire note and the $1,500,000 Scafholding Loan.

These mortgage notes payable and other loans are in default as of September 30, 1994 due to the non-payment of interest and principal. The lenders have not taken any action as a result of these defaults.

On June 19, 1992, the Company completed a transaction with Selex whereby, among other things, Selex loaned the Company $3,000,000 (the First Selex Loan). The First Selex Loan is collateralized by a first mortgage on certain of the Company's property in its St. Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial eighteen months of the Loan and interest payments due quarterly thereafter. On February 17, 1994, principal in the amount of $1,140,000 was repaid under the First Selex Loan when Selex exercised its previously described Option to convert a portion of the Loan into 600,000 shares of the Company's Common Stock at a conversion price of $1.90 per share. Accrued interest in the amount of $619,800 was unpaid and in default under the First Selex Loan as of September 30, 1994.

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

On December 11, 1992 the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain
                                       19
contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the Bank Loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of September 30, 1994); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the Bank Loan as a loan from Yasawa.

The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, at which time only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. A portion of the proceeds from a March, 1993 sale of contracts receivable was applied to reduce the Yasawa Loan to $4,900,000 during the first quarter of 1993 and the assignment of a mortgage receivable to Yasawa reduced the Yasawa Loan to $4,764,000 as of September 30, 1994. Accrued interest due under the Yasawa Loan in the amount of $398,900 was unpaid and in default as of September 30, 1994.

As of March 31, 1994, Yasawa had loaned the Company an additional amount of $515,000 at an interest rate of 8% per annum (the "Second Yasawa Loan"). As of September 30, 1994, a total of $1,400,000 had been advanced under the Loan.

On April 30, 1993 Selex loaned the Company an additional $1,000,000 collateralized by a first mortgage on certain of the Company's property in its Marion Oaks, Florida community (the "Second Selex Loan"). The Second Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. The Second Selex Loan provides for principal to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 to be due and payable on April 30, 1994. Although Selex had certain conversion rights under the Second Selex Loan in the event the Company sold any Common Stock or Preferred Stock prior to payment in full of all amounts due to Selex under the Second Selex Loan, such rights were voided as of December 31, 1993 since the regulations set forth in proposed Treasury Decision CO-18-90 relative to Section 382 of the Internal Revenue Code were not adopted by such date. As of September 30, 1994 $33,000 in principal had been repaid under the Second Selex Loan, but accrued interest of $102,200 due under the Loan as of September 30, 1994 remained unpaid and in default.

From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 becoming due and payable on April 30, 1994. As of September 30, 1994 accrued interest of $507,000 due under the Third Selex Loan was unpaid and in default.

Interest due to Selex, Yasawa and their affiliates in the aggregate amount of $2,441,300 remained unpaid and in default as of September 30, 1994. From January 1, 1994 through September 30, 1994, $33,000 in principal was repaid under the Second Selex Loan and $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option. After giving effect to such repayments of principal, the Company had loans outstanding from Selex, Yasawa and their affiliates on September 30, 1994 in the amount of approximately $18,317,000 including interest, of which approximately $9,942,000 is owed to Selex, including accrued and unpaid interest of approximately $1,730,400 (10% per annum on the First Selex Loan, 11% per annum on the Second and Third Selex Loans and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $6,601,000 is owed to Yasawa, including accrued and unpaid interest of approximately $436,400 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa
Loan); and approximately $1,774,000 is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $274,500 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

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

The Company has stated in previous filings with the Commission that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is
essential to enable the Company to maintain operations and continue as a going concern.  Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements.  As stated above, during the last six  months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan.  Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program could not be realized in 1993 and the
Company was unable to secure financing in 1994 to meet its ongoing working capital requirements and continue its marketing program. As of September 30, 1994, Yasawa had advanced ("Second Yasawa Loan") a total of $1,400,000 to meet the Company's minimum working capital requirements and pay settlements of outstanding amounts due certain trade creditors.
                                    21

Inasmuch as funding is not presently available to the Company from external sources and, as stated in their Amendment, Selex, Yasawa and their affiliates have not determined whether they will provide any further funds to the Company, the Company is facing a severe cash shortfall. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its escrow obligations to the Division pursuant to the Company's 1992 Consent Order, its obligation under its lease for its corporate offices and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid certain real estate taxes which aggregate approximately $1,570,000 as of September 30, 1994 and is also subject to certain pending litigation from former employees and others, which may adversely affect the financial condition of the Company.

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

In February, 1990, the Company completed a sale of $17,000,000 of receivables, generating approximately $13,900,000 in net proceeds and a loss of approximately $600,000. This transaction, as well as the June, 1992 sale described above, among other things, requires that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,286,000 as of September 30, 1994). The Company believes that it has established adequate reserves and guarantees in the event such replacement or repurchase becomes necessary.

In addition to the above, the Company transferred $1,600,000 in contracts and mortgages receivable in March, 1993, to a third party generating $1,100,000 in proceeds to the Company and the creation of a holdback account in the amount $150,000.

The Company was the guarantor of approximately $27,552,000 of contracts receivable sold or transferred as of March 31, 1994 and had $1,457,000 on deposit with the purchaser of the receivables as security to assure collectibility as of such date. The Company has been in compliance with all receivable transactions since the consummation of the June, 1992 sale.

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

The Consent Order, which was restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills community, the transfer of development obligations to core growth areas of the community); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka, Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company. The Consent Order also required the establishment of an improvement escrow account as assurance for completing such improvement obligations. In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. To meet its current escrow and development obligations under the 1992 Consent Order, the Company is required to deposit into escrow $5,160,000 in 1994 and $3,519,000 in 1995. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $8,697,000 as of March 31, 1993) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period January 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. At March 31, 1994, liability to complete improvements on fully paid-for lots was approximately $774,000. Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property. As of March 31, 1994, the Company had estimated development obligations of approximately $2,640,000 on sold property, an estimated liability to provide title insurance costing $951,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $3,769,000, all of which are included in deferred revenue. The total cost, including the previously mentioned obligations, to complete improvements at March 31, 1994 to lots subject to the 1992 Consent Order and to lots in the St. Augustine Shores community was estimated to be approximately $17,973,000. The Company has in escrow approximately $1,349,000 specifically for land improvements at certain of its Central and North Florida communities.

The Company's continuing liquidity problems have precluded the timely payment of the full amount of its 1992 and 1993 real estate taxes. The Company has paid real estate taxes on all properties sold on which it is solely obligated to pay real estate taxes and on all properties which are presently available for sale. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay real estate taxes as monies are collected from customers. Delinquent real estate taxes on certain of the Company's properties, none of which are presently being marketed, aggregated approximately $1,570,000 as of September 30, 1994.

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

The Company had placed certain properties in trust to meet its refund obligations to customers affected by the 1976 denial by the U.S. Army Corps of Engineers of permits to complete the development of the Company's Marco Island community and had provided in its financial statements for such obligations. Following the September, 1992 court approval of a settlement of certain class action litigation instituted by customers affected by the Marco permit denials, the Company, among other things, conveyed more than 120 acres of multi-family and commercial land that had been placed in trust to the trustee of the 809 member class, and listed 250,000 shares of restricted Common Stock of the Company to be issued to the class members. At March 31, 1994, $2,815,000 remained in the allowance for Marco permit costs, including $493,000 relating to interest accrued on such obligations. Based upon the Company's experience with affected customers, the Company believes that its total obligations to the remaining 1.3% of its affected customers will not materially exceed the amount provided for in its financial statements.

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

In December, 1992, such bank debt was acquired by Mr. Gram and assigned to Yasawa. Through the sale of certain assets to Yasawa and its affiliates, including certain contracts receivable, and the exercise of the warrants by Yasawa, the Company was able to reduce such remaining debt from approximately $25,150,000 (including interest and fees) to approximately $5,106,000. During 1994, the Yasawa Loan was reduced to $4,765,000. The agreement with Yasawa also provided the Company with a future line of credit of $1,500,000, all of which was drawn and outstanding as of September 30, 1994. During 1993, Selex loaned the Company an additional $5,400,000 pursuant to the Second and Third Selex Loans, of which $5,351,000 was outstanding as of September 30, 1994, and Yasawa loaned the Company an additional $1,400,000 in 1994 pursuant to the Second Yasawa Loan. The loans from Selex, Yasawa and their affiliates are collateralized by substantially all of the Company's assets.

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last six months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993.
The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. As of September 30, 1994, Yasawa had advanced ("Second Yasawa Loan") a total of $1,400,000 to meet the Company's minimum working capital requirements and pay settlements of outstanding amounts due certain trade creditors.

Inasmuch as funding is not presently available to the Company from external sources and, as stated in their Amendment, Selex, Yasawa and their affiliates have not determined whether they will provide any further funds to the Company, the Company is facing a severe cash shortfall. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order, its obligation under its lease for its corporate offices and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid certain real estate taxes which aggregate approximately $1,570,000 as of September 30, 1994 and is also subject to certain pending litigation from former employees and others, which may adversely affect the financial condition of the Company.

The Company is continuing to seek third parties to provide financing. As part of any such transaction, Selex, Yasawa and their affiliates have indicated that they are willing to sell or restructure all or a portion of their loans and Common Stock in the Company. They have also indicated that they are willing to sell their interests in the Company at a significant discount. Consummation of any such transaction may result in a change in control of the Company. There can be no assurance, however, that such transaction will result or that any financing will be obtained. Accordingly, the Company's Board of Directors is also considering other appropriate action given the severity of the Company's liquidity position. Alternatively, the Company could be subject to the filing of an involuntary bankruptcy proceeding in the event it is unable to resolve and settle pending litigation, satisfy settlement commitments and other unpaid creditor claims. See Notes to Condensed Consolidated Financial Statements.

                   PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              None

         (b)  Reports on Form 8-K.

              A report on Form 8-K was filed by the Company on February 17, 1994.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE DELTONA CORPORATION


Date: October ___, 1994                By:__Earle_D._Cortright,_Jr._____
                                             Earle D. Cortright, Jr.
                                             President and Chief
                                             Operating Officer
                                             (Principal Financial Officer)