Form 10-Q
period 1994-09-30
DELTONA CORP
filed 1995-01-19
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                         ________________
                             FORM 10-Q

(Mark One)

   _X_       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the quarterly period ending ____September_30,_1994___

                                         OR

   ___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ________ to _______

                          Commission file number ______1-4719______



       ________________THE_DELTONA_CORPORATION______________
      (Exact name of registrant as specified in its charter)



______________DELAWARE______________________59-0997584___________
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)



3250_S._W._THIRD_AVENUE,_MIAMI,_FLORIDA__________________33129___
(Address of principal executive office)                (Zip Code)


Registrant's telephone number,
               including area code ____(305)_854-1111____________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:
6,680,993 shares of common stock, $1 par value, as of November 30, 1994.

                   PART I FINANCIAL INFORMATION
                  ==============================

ITEM 1.   FINANCIAL STATEMENTS

            _THE_DELTONA_CORPORATION_AND_SUBSIDIARIES_
         _UNAUDITED_CONSOLIDATED_CONDENSED_BALANCE_SHEETS_
            _SEPTEMBER_30,_1994_AND_DECEMBER_31,_1993_
                          ($000 Omitted)
                                         September 30,   December 31,
                                             1994            1993
                                         -------------   ------------
Cash and temporary cash investments,
 including escrow deposits and restricted
 cash of $1,909 in 1994 and $2,730 in 1993.$   2,020     $   3,008
                                           ---------     ---------
Contracts receivable for land sales - net..    5,999         5,531
                                           ---------     ---------
Mortgages and other receivables - net......    2,121         3,946
                                           ---------     ---------
Inventories (b):
 Land and land improvements................   12,201        12,443
 Other.....................................      163           163
                                           ---------     ---------
     Total inventories....................    12,364        12,606
                                           ---------     ---------
Property, plant, and equipment at cost -
  net......................................      672         1,009
                                           ---------     ---------
Prepaid expenses and other.................      294           465
                                           ---------     ---------
     Total................................ $  23,470     $  26,565
                                           =========     =========
        _LIABILITIES_AND_STOCKHOLDERS'_EQUITY_(DEFICIENCY)_

Mortgages and similar debt(c):
 Mortgage notes payable....................$  13,273     $  13,284
 Other loans ..............................    2,500         2,500
                                           ---------     ---------
   Total mortgages and similar debt........   15,773        15,784

Accounts payable, accrued expenses,
 customers' deposits.......................    9,102         8,948
Allowance for Marco permit costs (d).......    2,859         2,886
Deferred revenue...........................   12,316        13,238
                                           ---------     ---------
     Total liabilities....................    40,050        40,856
                                           ---------     ---------
Commitments and contingencies (d):
 Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 1994 and
  1993 - 6,668,765 shares and 5,950,604
  (excluding 12,228 shares held in treasury
  in 1994 and 1993)........................    6,669         5,951
 Capital surplus...........................   42,738        42,080
 Accumulated deficit.......................  (65,987)      (62,322)
                                           =========     =========
     Total stockholders' (deficiency).....  (16,580)       (14,291)
                                           ---------     ---------
          Total..........................  $  23,470     $  26,565
                                           =========     =========

                                    -2-

            _THE_DELTONA_CORPORATION_AND_SUBSIDIARIES_
    _UNAUDITED_CONDENSED_STATEMENTS_OF_CONSOLIDATED_OPERATIONS_
                    _FOR_THE_PERIODS_INDICATED_
              ($000 Omitted Except Per Share Amounts)
                               Nine Months             Three Months
                                  Ended                Ended
                          -------------------------------------------
                          Sept. 30, Sept. 24, Sept. 30,   Sept. 24,
                            1994       1993     1994        1993
                          --------- --------- ---------  ----------
Revenues (a):
 Net land sales...........$  1,940  $  1,618  $    459   $    596
 House and apartment sales   1,794       100     1,018        100
 Recognized improvement
  revenue/ prior period
  sales...................     604     3,003       121      1,068
 Interest income..........     740       847       268        289
 Other revenues...........     598     2,774       239        470
                          --------  --------  --------   --------
     Total................   5,676     8,342     2,105      2,523
                          --------  --------  --------   --------
Costs and expenses (a):
 Cost of sales and
  improvements............   2,646     4,715     1,108      1,457
 Selling, general and
  administrative and other
  expenses................   5,353     7,553     1,333      2,719
 Interest expense (c)(e)..   1,342       874       455        353
                          --------  --------  --------   --------
     Total................   9,341    13,142     2,896      4,529
                          --------  --------  --------   --------
Loss from operations before
 income taxes.............  (3,665)   (4,800)     (791)    (2,006)
Provision (benefit) for
 income taxes.............     -0-       -0-       -0-        -0-
                          --------  --------  --------   --------
Net Loss..................  (3,665)   (4,800)     (791)    (2,006)
Net loss per share........$   (.55) $   (.79) $   (.12)  $   (.33)
                          ========  ========  ========   ========
Number of common and common
 equivalent shares.........6,668,7656,056,743 6,668,765  6,056,743
                          ========= ========= =========  =========

No dividends have been paid on Common Stock.
Results of operations for the first nine months may not be indicative of results which may be expected for the full year.
See Notes to Unaudited Condensed Consolidated Financial Statements.
See Management's Analysis of Quarterly Statements of Operations included herein. Certain amounts have been reclassified for comparative purposes.

            _THE_DELTONA_CORPORATION_AND_SUBSIDIARIES_
    _UNAUDITED_CONDENSED_STATEMENTS_OF_CONSOLIDATED_CASH_FLOWS_
                    _FOR_THE_NINE_MONTHS_ENDED_
            _SEPTEMBER_30,_1994_AND_SEPTEMBER_24,_1993_
                          ($000 Omitted)

                                               Nine Months Ended
                                         -----------------------------
                                         Sept. 30,       Sept. 24,
                                           1994            1993
                                         ---------       ---------
Cash flows from operating activities......$  (2,478)     $  (8,981)
                                          ---------       ---------
Cash flows from investing activities:
  Proceeds from sale of property, plant
  and equipment...........................      360            428
 Payment for acquisition and construction
  of property plant and equipment.........      -0-            (45)
                                          ---------       ---------
Net cash provided by (used in) investing
 activities...............................      360            383
                                          ---------       ---------
Cash flows from financing activities:
  New borrowings..........................    1,300          4,880
  Repayment of borrowings.................     (170)          (217)
                                          ---------       ---------
Net cash provided by (used in) financing
 activities...............................    1,130          4,663
                                          ---------       ---------
Net increase (decrease) in cash and
 temporary cash investments (including
 escrow deposits and restricted cash).....     (988)        (3,935)

Cash and temporary cash investments at
 December 31, 1993 and December 25, 1992..    3,008          7,622
                                          ---------       ---------
Cash and temporary cash investments at
 September 30, 1994 and September 24, 1993$   2,020      $   3,687
                                          =========       =========
Supplemental disclosure of non cash
 investing and financing activities:
Common Stock issued for reduction of
 mortgage note payable....................$   1,140      $     -0-
                                          =========       =========
Common Stock issues for Marco Settlement..$     473      $     -0-
                                          =========       =========

See Notes to Unaudited Condensed Consolidated Financial Statements. Certain amounts have been reclassified for comparative purposes.

            _THE_DELTONA_CORPORATION_AND_SUBSIDIARIES_
    _UNAUDITED_CONDENSED_STATEMENTS_OF_CONSOLIDATED_CASH_FLOWS_
                    _FOR_THE_NINE_MONTHS_ENDED_
            _SEPTEMBER_30,_1994_AND_SEPTEMBER_24,_1993_
                          ($000 Omitted)

                                                Nine Months Ended
                                              ------------------------
                                              Sept. 30,  Sept. 24,
                                                1994       1993
                                              ---------  ---------
Reconciliation of net loss to net cash
 provided by (used in) operating activities:
  Net loss....................................$ (3,665)  $ (4,800)
                                              --------   --------
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization...............      64         85
  Provision for estimated uncollectible
   sales-net..................................     441     (1,419)
  Contract valuation discount, net of
   amortization...............................      81       (332)
  Net gain (loss) on sale of property, plant
     and equipment...........................     (34)         64
  Net change in assets and liabilities........     635     (2,579)
                                              --------   --------
     Total adjustments........................$  1,187   $ (4,181)
                                              --------   --------
  Net cash provided by (used in) operating
     activities...............................$ (2,478)  $ (8,981)
                                              ========   ========


            _THE_DELTONA_CORPORATION_AND_SUBSIDIARIES_
 _NOTES_TO_UNAUDITED_CONDENSED_CONSOLIDATED_FINANCIAL_STATEMENTS_
                       _SEPTEMBER_30,_1994_

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

(b)  INVENTORIES

     Information with respect to the classification of inventory of land and improvements is as follows (in thousands):

                       Land and Improvements
                       ---------------------

                                         Sept. 30,    Dec. 31,
                                           1994         1993
                                         ---------  ------------
     Unimproved land................     $    444   $    444
     Land in various stages of
      development...................         4,744     4,888
     Fully improved land............         7,013     7,111
                                         ---------  --------
          Total....................      $  12,201  $ 12,443
                                         =========  ========

     Land and land improvements include approximately $202,000 of land placed in the Marco Island and Marco Shores trusts for the Marco refund program as of September 30, 1994 and December 31, 1993. Other inventories consists primarily of vacation ownership units completed.

(c)  MORTGAGES AND SIMILAR DEBT

     On June 19, 1992, the Company completed a transaction with Selex whereby, among other things, Selex loaned the Company $3,000,000 (the First Selex Loan). The First Selex Loan is collateralized by a first mortgage on certain of the Company's property in its St. Augustine Shores, Florida community. The

     Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial eighteen months of the Loan and interest payments due quarterly thereafter.
     On February 17, 1994, principal in the amount of $1,140,000 was repaid under the First Selex Loan when Selex exercised its previously described Option to convert a portion of the Loan into 600,000 shares of the Company's Common Stock at a conversion price of $1.90 per share. Accrued interest in the amount of $651,300 was unpaid and in default under the First Selex Loan as of November 30, 1994.

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

     The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, at which time only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. A portion of the proceeds from a March, 1993 sale of contracts receivable was applied to reduce the Yasawa Loan to $4,900,000 during the first quarter of 1993 and the assignment of a mortgage receivable to Yasawa reduced the Yasawa Loan to $4,765,000 as of November 30, 1994. Accrued interest due under the Yasawa Loan in the amount of $487,700 was unpaid and in default as of November 30, 1994.

     On April 30, 1993 Selex loaned the Company an additional $1,000,000 collateralized by a first mortgage on certain of the Company's property in its Marion Oaks, Florida community (the "Second Selex Loan"). The Second Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. The Second Selex Loan provides for principal to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 to be due and payable on April 30, 1994. Although Selex had certain conversion rights under the Second Selex Loan in the event the Company sold any Common Stock or Preferred Stock prior to payment in full of all amounts due to Selex under the Second Selex Loan, such rights were voided as of December 31, 1993 since the regulations set forth in proposed Treasury Decision CO-18-90 relative to Section 382 of the Internal Revenue Code were not adopted by such date. As of November 30, 1994 $39,000 in principal had been repaid under the Second Selex Loan, but accrued interest of $120,100 due under the Loan as of November 30, 1994 remained unpaid and in default.

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

     Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 becoming due and payable on April 30, 1994. As of November 30, 1994 accrued interest of $588,700 due under the Third Selex Loan was unpaid and in default.

     As of September 30, 1994, Yasawa had loaned the Company an additional amount of $1,300,000 at an interest rate of 8% per annum (the "Second Yasawa Loan"). As of November 30, 1994, a total of $1,915,000 had been advanced under the Loan.

     Interest due to Selex, Yasawa and their affiliates in the aggregate amount of $2,734,900 remained unpaid and in default as of November 30, 1994. From January 1, 1994 through November 30, 1994, $39,000 in principal was repaid under the Second Selex Loan and $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option. After giving effect to such repayments of principal, the Company had loans outstanding from Selex, Yasawa and their affiliates on November 30, 1994 in the amount of approximately $19,120,000 including interest, of which approximately $10,087,000 is owed to Selex, including accrued and unpaid interest of approximately $1,881,900 (10% per annum on the First Selex Loan, 11% per annum on the Second and Third Selex Loans and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $7,227,500 is owed to Yasawa, including accrued and unpaid interest of approximately $547,900 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $1,805,000 is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $305,000 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

(d)  COMMITMENTS AND CONTINGENCIES

     Homesite sales contracts provide for the return of all monies paid in (including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto. The aggregate amount of all monies paid in (including paid-in interest) on all homesite contracts having outstanding contractual obligations (primarily to complete improvements) at September 30, 1994 was approximately $7,343,000.

     In February, 1980, the Company entered into a Consent Order with the Division as a result of delays the Company encountered in completing improvements to lots in certain of its Central and North Florida communities. The Consent Order, as restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills Community, the transfer of development obligations to core growth areas of the subdivision); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka Group Incorporated ("Topeka"), Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company. The Consent Order also required the establishment of an improvement escrow account as assurance for completing certain improvement obligations. In June, 1992, the Consent Order was superseded and replaced by the 1992 Consent Order which, among other things, consolidated the Company's development obligations and reduced its monthly escrow obligation to $175,000, from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $7,935,000 as of September 30, 1994) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period January 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. At September 30, 1994, the liability to complete improvements to fully paid-for lots was approximately $774,000. Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building.

     Based upon the Company's experience with affected customers, the Company believes that the total refunds arising from the delays in completing such improvements will not materially exceed the amount provided for in the consolidated financial statements. Approximately $36,000 and $64,000 of the provision for the total refunds relating to the delays of improvements remained in accrued expenses and other at September 30, 1994 and December 31, 1993, respectively.

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

(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $1,342,000 and $905,000 for the nine months ended September 30, 1994 and September 24, 1993, respectively, $-0-and $31,000 were capitalized.

(f)  EARNINGS OR LOSS PER SHARE

     Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The earnings (loss) and average number of shares of Common Stock and common stock equivalents used to calculate earnings per share for the nine months ended September 30, 1994 and September 24, 1993 were $(3,665,000) and 6,668,765, and $(4,800,000) and 6,056,743,
     respectively, and for the three month periods were $(791,000) and 6,668,765, and $(2,006,000) and 6,056,743, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

On June 19, 1992, the Company completed a transaction with Selex, which resulted in a change in control of the Company. Under the transaction, Selex loaned the Company $3,000,000 collateralized by a first mortgage on certain of the Company's property in its St. Augustine Shores, Florida community (the "First Selex Loan"). The First Selex Loan initially bears interest at the rate of 10% per annum with a term of four years and payment of interest deferred for the first 18 months. Accrued interest due under the First Selex Loan in the amount of $651,300 was unpaid and in default as of November 30, 1994.

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

As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, to convert the Selex Loan, or any portion thereof, into a maximum of 850,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). However, on September 14, 1992, Selex formally waived and relinquished its right to exercise the Option as to 250,000 shares of the Company's Common Stock to enable the Company to settle certain litigation involving the Company through the issuance of approximately 250,000 shares of the Company's Common Stock to the claimants, without jeopardizing the utilization of the Company's net operating loss carryforward. On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds

2,820,066 shares of the Company's Common Stock (42.3%) of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of September 30, 1994.

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

In December, 1992, Mr. Gram, a director of the Company and beneficial owner of the Common Stock of the Company held by Selex, acquired all of the Company's outstanding bank debt and then assigned same to Yasawa, of which Mr. Gram is also the beneficial owner. Yasawa simultaneously completed a series of transactions with the Company which involved the transfer of certain assets to Yasawa or its affiliated companies, the acquisition by Yasawa of 289,637 shares of the Company's Common Stock through the exercise of warrants previously held by the banks, the provision of a $1,500,000 line of credit to the Company and the restructuring of the remaining debt as a $5,106,000 Yasawa Loan. Principal repayments aggregating $341,000 were made in 1993 and 1994 to reduce the Yasawa Loan to $4,765,000. On April 30, 1993, Selex loaned the Company an additional amount of $1,000,000 pursuant to the Second Selex Loan and since July 1, 1993 made further loans to the Company aggregating $4,400,000 under the Third Selex Loan. Principal of $39,000 had been repaid under the Second Selex Loan through November 30, 1994. As of November 30, 1994, Yasawa has loaned the Company an additional sum of $1,915,000 pursuant to the Second Yasawa Loan. As a consequence of these transactions, the Company had loans outstanding from Selex, Yasawa and their affiliates on November 30, 1994 in the aggregate amount of approximately $19,120,000, including interest. The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

The Company has stated in previous filings with the Commission that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As stated above, during the last six months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. As of November 30, 1994, Yasawa had advanced ("Second Yasawa Loan") a total of $1,915,000 to meet the Company's minimum working capital requirements, pay settlements of outstanding amounts due certain trade creditors reducing the Company's accounts payable by more than $1,000,000 and settle certain litigation reducing the Company's exposure in excess of $5,000,000.

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

RESULTS OF OPERATIONS
- - ----------------------

For the nine months ended September 30, 1994 and September 24,
1993.

Revenues
- - ---------

Total revenues were $5,676,000 for the first nine months of 1994 compared to $8,342,000 for the comparable 1993 period. For the quarter ended September 30, 1994, total revenues were $2,105,000 compared to $2,523,000 for the third quarter of 1993.

Gross land sales were $2,617,000 for the first nine months of 1994 versus $1,942,000 for the first nine months of 1993. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $1,940,000 for the first nine months of 1994 from $1,618,000 for the first nine months of 1993. For the three months ended September 30, 1994 net land sales decreased to $459,000, from $596,000 for the comparable year ago period.

Bulk land sales for the first nine months of 1994 were $314,500 ($-0- for the third quarter) and $400,000 for the first nine months of 1993 ($-0- for the third quarter). In light of the Company's diminished bulk land sales inventory it is anticipated that the Company will produce a negligible volume of bulk land sales. See "Liquidity and Capital Resources -- Mortgages and Similar Debt".

The Company re-entered the single-family housing business in December, 1992. Since revenues are not recognized from housing sales until the completion of construction and passage of title, no housing revenues were recognized until late 1993.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):
                      Nine months ended   Three months ended
                     -----------------   ---------------------
                     Sept. 30, Sept. 24, Sept. 30,  Sept. 24,
                       1994      1993      1994       1993
                     --------- --------- ---------  ---------
Gross Land Sales:
 Bulk Sales          $    315  $    400  $    -0-   $   -0-
 Retail Sales<F1>       2,302     1,542       670       722
                     --------  --------  --------   -------
     Total              2,617     1,942       670       722
                     --------  --------  --------   -------
Housing Sales:
 Single Family          1,794       100     1,018       100
 Vacation ownership       -0-       -0-       -0-       -0-
                     --------  --------  --------   -------
     Total              1,794       100     1,018       100
                     --------  --------  --------   -------
     Total Real
           Estate    $  4,411  $  2,042  $  1,688   $   822
                     ========  ========  ========   =======


<F1> Retail land sales contracts entered into, net of
     cancellations, for the nine months ended September 30, 1994 and September 24, 1993 were $1,824,000 and $2,300,000, respectively, and $390,000 and $1,600,000 for the three months ended September 30, 1994 and September 24, 1993, respectively. Contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totalling 20% of the contract sales price.


Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property. Improvement revenues totalled $604,000 for the first nine months of 1994 ($121,500 for the three months ended September 30, 1994), as compared to $3,003,000 for the first nine months of 1993 ($1,068,000 for the three months ended September 24, 1993). The decrease was due to the Company's financial condition which caused the Company to stop development in the first quarter of 1994.

Interest income was $740,000 for the first nine months of 1994 compared to $847,000 for the same period of 1993. This decrease is the result of lower contracts receivable balances. For the third quarter of 1994 and 1993, interest income was $268,000 and $289,000, respectively.

Other revenues were $598,000 as compared to $2,774,000 for the nine months ended September 30, 1994 and September 24, 1993, respectively. For the third quarter of 1994 and 1993, other revenues were $238,000 and $470,000, respectively. This decrease was the result of the termination of its lease on the Marco Shores Country Club on December 31, 1993 and the sale of the Marco Island Realty in November, 1993.

Costs and Expenses
- - ------------------

Costs and expenses for the first nine months of 1994 were $9,341,000 compared to $13,142,000 for the same period in 1993.
For the three months ended September 30, 1994 and September 24, 1993, costs and expenses totalled $2,896,000 and $4,529,000, respectively. Cost of sales totalled $2,646,000 for the nine months ended September 30, 1994 compared to $4,715,000 for the 1993 period. For the three months ended September 30, 1994 and September 24, 1993, cost of sales were $1,108,000 and $1,457,000, respectively. These decreases are primarily due to the termination of development work in the first quarter of 1994; the sale of the Marco Island Realty; and the termination of the lease of the Marco Shores Country Club. Additionally, the Company the first phase of its Compromise and Settlement Agreement program with it's trade creditors in the quarter ended September 30, 1994. Accordingly costs and expenses were reduced approximately $330,000 as a result of these settlements.

Commissions, advertising and other selling expenses totalled $2,265,000 for the nine months ended September 30, 1994 and $4,130,000 for the same period of 1993. Advertising expenditures decreased to $591,000 from $974,000 for the nine month period of 1994 versus 1993. For the third quarter of 1994, commissions, advertising and other selling expenses totalled $413,000, compared to $1,747,000 for the 1993 third quarter.

General and administrative expenses were $3,089,000 for the first nine months of 1994 and $3,423,000 for the same period of 1993. For the third quarter of 1994, general and administrative expenses were $921,000, compared to $972,000 in 1993. General and administrative expenses have decreased primarily due to the overhead reductions implemented in the first quarter of 1994.

Interest expense for the first nine months of 1994 was $1,342,000, compared to $874,000 for the first nine months of 1993. Total interest cost (including capitalized interest of $-0- in 1994 and $31,000 in 1993) was $1,342,000 and $905,000 for the first nine months of 1994 and 1993, respectively. Interest expense for the third quarter of 1994 was $455,000 versus $353,000 for the third quarter of 1993. Total interest cost (including capitalized interest) was $455,000 and $360,000 for the third quarter of 1994 and 1993, respectively. The increase in interest expense is primarily the result of the increase in debt.

Net Income (Loss)
- - ------------------

The Company reported a net loss of $3,665,000 for the nine months ended September 30, 1994, compared to a net loss of $4,800,000 for the nine months ended September 24, 1993. For the three months ended September 30, 1994, a net loss of $791,000 was reported, compared to a net loss of $2,006,000 for the three months ended September 24, 1993.

Regulatory Developments which may affect Future Operations
- - ----------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
Mortgages and Similar Debt

Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries.

The following table presents information with respect to mortgages and similar debt (in thousands):
                                            Years Ended
                                    ------------------------------
                                     Sept. 30,      December 31,
                                       1994             1993
                                    ----------      ------------
Mortgage Notes Payable........      $  13,273       $  13,284
Other Loans...................          2,500           2,500
                                    ---------       ---------
  Total Mortgages and
          Similar Debt......        $  15,773       $  15,784
                                    =========       =========

Included in Mortgage Notes Payable is the $3,000,000 First Selex Loan ($1,860,000 as of September 30, 1994), the $1,000,000 Second
Selex Loan ($964,000 as of September 30, 1994) the $4,400,000 Third Selex Loan ($4,384,000 as of September 30, 1994), the $4,900,000
Yasawa Loan ($4,765,000 as of September 30, 1994) and the Second Yasawa Loan ($1,300,000 as of September 30, 1994). Other loans include the $1,000,000 Empire note and the $1,500,000 Scafholding Loan.

These mortgage notes payable and other loans are in default as of December 31, 1994 due to the non-payment of interest and principal. The lenders have not taken any action as a result of these defaults.

On June 19, 1992, the Company completed a transaction with Selex whereby, among other things, Selex loaned the Company $3,000,000 (the First Selex Loan). The First Selex Loan is collateralized by a first mortgage on certain of the Company's property in its St. Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial eighteen months of the Loan and interest payments due quarterly thereafter. On February 17, 1994, principal in the amount of $1,140,000 was repaid under the First Selex Loan when Selex exercised its previously described Option to convert a portion of the Loan into 600,000 shares of the Company's Common Stock at a conversion price of $1.90 per share. Accrued interest in the amount of $651,300 was unpaid and in default under the First Selex Loan as of November 30, 1994.

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

On June 18, 1992, the Company completed the restructuring of its bank debt by entering into the Sixth Amended and Restated Credit and Security Agreement (the "Sixth Restatement") with its lenders. The terms of the Sixth Restatement provided for the Company's remaining debt in the principal amount of approximately $25,300,000 to be repaid by September 30, 1997, with specified interim repayments and benchmarks to be achieved. Among other things, the Sixth Restatement provided for: (i) interest to accrue on the remaining debt at Citibank's alternate base rate ("ABR") plus 4% per annum, subject to a minimum interest rate of 11% per annum and a maximum interest rate of 14% per annum, with no interest payments due until September 30, 1996; (ii) accrued, but unpaid interest on $10,000,000 of the restructured debt to be forgiven provided that the principal balance outstanding on the restructured debt as of September 30, 1996 was less than $9,000,000; and (iii) the issuance to the lenders of warrants to acquire up to 277,387 shares of the Company's Common Stock at a price of $1.00 per share.

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

The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, at which time only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. A portion of the proceeds from a March, 1993 sale of contracts receivable was applied to reduce the Yasawa Loan to $4,900,000 during the first quarter of 1993 and the assignment of a mortgage receivable to Yasawa reduced the Yasawa Loan to $4,765,000 as of November 30, 1994. Accrued interest due under the Yasawa Loan in the amount of $487,700 was unpaid and in default as of November 30, 1994.

As of September 30, 1994, Yasawa had loaned the Company an additional amount of $1,300,000 at an interest rate of 8% per annum (the "Second Yasawa Loan"). As of November 30, 1994, a total of
$1,915,000 had been advanced under the Loan.

On April 30, 1993 Selex loaned the Company an additional $1,000,000 collateralized by a first mortgage on certain of the Company's property in its Marion Oaks, Florida community (the "Second Selex

Loan"). The Second Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. The Second Selex Loan provides for principal to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 to be due and payable on April 30, 1994. Although Selex had certain conversion rights under the Second Selex Loan in the event the Company sold any Common Stock or Preferred Stock prior to payment in full of all amounts due to Selex under the

Second Selex Loan, such rights were voided as of December 31, 1993 since the regulations set forth in proposed Treasury Decision CO-18-90 relative to Section 382 of the Internal Revenue Code were not adopted by such date. As of November 30, 1994 $39,000 in principal had been repaid under the Second Selex Loan, but accrued interest of $120,100 due under the Loan as of November 30, 1994 remained unpaid and in default.

From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 becoming due and payable on April 30, 1994. As of November 30, 1994 accrued interest of $588,700 due under the Third Selex Loan was unpaid and in default.

Interest due to Selex, Yasawa and their affiliates in the aggregate amount of $2,734,900 remained unpaid and in default as of November 30, 1994. From January 1, 1994 through November 30, 1994, $39,000 in principal was repaid under the Second Selex Loan and $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option. After giving effect to such repayments of principal, the Company had loans outstanding from Selex, Yasawa and their affiliates on November 30, 1994 in the amount of approximately $19,120,000 including interest, of which approximately $10,087,000 is owed to Selex, including accrued and unpaid interest of approximately $1,881,900 (10% per annum on the First Selex Loan, 11% per annum on the Second and Third Selex Loans and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $7,227,500 is owed to Yasawa, including accrued and unpaid interest of approximately $547,900 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $1,805,000 is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $305,000 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

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

The Company has stated in previous filings with the Commission that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As stated above, during the last six months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program could not be realized in 1993 and the Company was unable to secure financing in 1994 to meet its ongoing working capital requirements and continue its marketing program. However in 1994, Yasawa has advanced ("Second Yasawa Loan") a total of $1,915,000 as of November 30, 1994 to meet the Company's minimum working capital requirements and pay settlements of outstanding amounts due certain trade creditors and settle certain litigation.

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

The Company was the guarantor of approximately $21,742,000 of contracts receivable sold or transferred as of September 30, 1994 and had $966,000 on deposit with the purchasers of the receivables as security to assure collectibility as of such date. The Company has been in compliance with all receivable transactions since the consummation of the June, 1992 sale.

The Company anticipates that it will be necessary to complete additional sales and financings of a portion of its receivables in 1995. There can be no assurance, however, that such sales and/or financings can be accomplished.

  Other Obligations

As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, the Company, in February, 1980, entered into a Consent Order with the Division which provided a program for notifying affected customers. The Consent Order, which was restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills community, the transfer of development obligations to core growth areas of the community); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka, Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company. The Consent Order also required the establishment of an improvement escrow account as assurance for completing such improvement obligations. In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. To meet its current escrow and development obligations under the 1992 Consent Order, the Company is required to deposit into escrow $5,160,000 in 1994 and $3,519,000 in 1995. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $7,935,000 as of September 30, 1994) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period January 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. At this date, 60% of the customers whose lots are currently undeveloped have opted to exchange. The Company's goal is to reduce it's development obligation under the 1992 Consent Order, by approximately $6 million through this exchange program. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. At September 30, 1994, liability to complete improvements on fully paid-for lots was approximately $774,000. Pursuant to the 1992 Consent Order, the

Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property. As of September 30, 1994, the Company had estimated development obligations of approximately $2,640,000 on sold property, an estimated liability to provide title insurance costing $900,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $3,700,000, all of which are included in deferred revenue. The total cost, including the previously mentioned obligations, to complete improvements at September 30, 1994 to lots subject to the 1992 Consent Order and to lots in the St. Augustine Shores community was estimated to be approximately $17,844,000. The Company has in escrow approximately $938,000 specifically for land improvements at certain of its Central and North Florida communities.

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

Following the consummation of the Sixth Restatement, the Company conveyed certain properties to the landlord in satisfaction of its outstanding lease obligations for its executive office building in Miami, Florida. The Company also entered into a modification of its lease agreement, providing for a reduction of its rental expenses through September 30, 1994, at which time the Company would have the option of acquiring the leased premises or reinstating the lease according to its original terms. Should the landlord sell the leased premises to a third party at any time that the lease, or any modification thereof, is in effect, then the lease with the Company would be cancelled. In December, 1993, the landlord filed suit against the Company alleging that the Company defaulted in its obligation to make rental payments under the lease and seeking to accelerate lease payments. The Company completed a settlement of this litigation on October 27, 1994 as a result of funds being advanced under the Second Yasawa Loan and the posting of a letter of credit by Mr. Antony Gram, Chairman and Chief Executive Officer of The Deltona Corporation.

The Company had placed certain properties in trust to meet its refund obligations to customers affected by the 1976 denial by the U.S. Army Corps of Engineers of permits to complete the development of the Company's Marco Island community and had provided in its financial statements for such obligations. Following the September, 1992 court approval of a settlement of certain class action litigation instituted by customers affected by the Marco permit denials, the Company, among other things, conveyed more than 120 acres of multi-family and commercial land that had been placed in trust to the trustee of the 809 member class, and listed 250,000 shares of restricted Common Stock of the Company to be issued to the class members. At September 30, 1994, $2,859,000 remained in the allowance for Marco permit costs, including $536,000 relating to interest accrued on such obligations. Based upon the Company's experience with affected customers, the Company believes that its total obligations to the remaining 1.3% of its affected customers will not materially exceed the amount provided for in its financial statements.

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

In December, 1992, such bank debt was acquired by Mr. Gram and assigned to Yasawa. Through the sale of certain assets to Yasawa and its affiliates, including certain contracts receivable, and the exercise of the warrants by Yasawa, the Company was able to reduce such remaining debt from approximately $25,150,000 (including interest and fees) to approximately $5,106,000. During 1994, the Yasawa Loan was reduced to $4,765,000. The agreement with Yasawa also provided the Company with a future line of credit of $1,500,000, all of which was drawn and outstanding as of November 30, 1994. During 1993, Selex loaned the Company an additional $5,400,000 pursuant to the Second and Third Selex Loans, of which $5,345,000 was outstanding as of November 30, 1994, and Yasawa loaned the Company an additional $1,915,000 in 1994 pursuant to the Second Yasawa Loan. The loans from Selex, Yasawa and their affiliates are collateralized by substantially all of the Company's assets.

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. However in 1994, Yasawa has advanced ("Second Yasawa Loan") a total of $1,915,000 as of November 30, 1994, to meet the Company's minimum working capital requirements, pay settlements of outstanding amounts due certain trade creditors reducing the Company's accounts payable by more than $1,000,000 and settle certain litigation reducing the Company's exposure in excess of $5,000,000.

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


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1994.

                             SIGNATURE
                             ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               THE DELTONA CORPORATION



Date: January 19, 1995         By: /s/Earle D. Cortright, Jr.
      -----------------            ----------------------------
                                   Earle D. Cortright, Jr.
                                   President and Chief Operating
                                     Officer
                                   (Principal Financial Officer)