Form 10-Q/A
period 1994-03-31
DELTONA CORP
filed 1995-03-03
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549
                                        ________________
                                          FORM 10-Q/A

(Mark One)

   _X_       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ending ________March_31,_1994___

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

                              THE DELTONA CORPORATION
                              =======================

                                      INDEX

PART II - OTHER INFORMATION
===========================

                                                                   Page No.
                                                                   --------
ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K.

                    (a) Exhibit 27 - Financial Data Schedule
                         for the quarter ending March 31, 1994.        4

SIGNATURE                                                              3

                                           SIGNATURE
                                           ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE DELTONA CORPORATION



Date: March 3, 1995                    By: /s/Earle D. Cortright, Jr.
      -----------------                  ----------------------------
                                         Earle D. Cortright, Jr.
                                         President and Chief Operating
                                          Officer
                                         (Principal Financial Officer)