Form 10-K
period 1994-12-31
DELTONA CORP
filed 1995-04-03
CIK 27984

===================================

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ending December 31, 1994

                               OR

   [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
 For the transition period from ______________ to ______________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,676,210 based average of the bid and asked prices of such stock as traded on the over-the-counter on March 24, 1995. (Excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

     Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the latest practicable date: 6,704,839 shares of common stock, $1 par value, as of March 24, 1995.

                 DOCUMENTS INCORPORATED BY REFERENCE
Document                                                Incorporated Part(s)
*       Registrant's 1995 Annual Meeting
        Proxy Statement to be filed with
        the Securities and Exchange
        Commission pursuant to Regulation 14A                 Part III


                    ===================================

                     THE DELTONA CORPORATION

                              INDEX


FORM 10-K                 SECTION HEADING IN                           PAGE
 ITEM NO.                 ATTACHED MATERIAL                            NUMBER
__________                ----------------------------                 -----

PART I
        Items 1 and 2 ..  Business..............................        1
                          General...............................        1
                          Recent Developments...................        1
                          Business Segments.....................        4
                          Real Estate...........................        5
                          Other Businesses......................       11
                          Employees.............................       11
                          Competition...........................       12
                          Regulation............................       12
        Item 3 .........  Legal Proceedings.....................       16
        Item 4 .........  Not Applicable


PART II
        Item 5 .........  Price Range of Common Stock and
                           Dividends............................       18
        Item 6 .........  Selected Consolidated Financial
                           Information..........................       19
        Item 7 .........  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations...........................       20
        Item 8 .........  Index to Consolidated Financial
                           Statements and Supplemental Data.....       35
        Item 9 .........  Not Applicable


PART IV
        Item 14 ........  Exhibits, Financial Statement Schedules
                           and Reports on Form 8-K..............       61



ITEMS 1 AND 2

                            BUSINESS
GENERAL

        The Company was founded in 1962 and is principally engaged in the development and sale of Florida real estate, through the development of planned communities on land acquired for that purpose. The Company offers single-family lots and multi-family and commercial tracts for sale, in communities designed by the Company. The Company has developed nine planned communities in Florida, six of which are completed and three are in various stages of development, and range in size from 1,500 to over 17,000 acres with a combined estimated population in excess of 186,000. The Company plans, designs and develops roads, waterways, recreational amenities, grading and drainage systems within these communities. Since 1962, the Company has sold over 150,000 single-family lots and multi-family and commercial tracts in its communities, in addition to over 13,000 single-family homes and over 4,300 multi-family housing units.

        The Company has substantial land holdings in Florida. Its holdings include an inventory of over 19,400 unsold platted single-family lots and multi-family and commercial tracts. (Platting is the process of recording, in the public records of the county where the land is located, a map or survey delineating the legal boundaries of the lots and tracts.) See "Real Estate:
Land".

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

RECENT DEVELOPMENTS

        Although the Company has experienced severe liquidity problems since 1990, the Company was able to stabilize its situation somewhat in 1992 when it completed a $13,500,000 sale of contracts receivable and a transaction with Selex, described below, which resulted in the infusion of additional funds into the Company and in a change in control of the Company.

        In June 1992, Selex International B.V., a Netherlands Corporation ("Selex") loaned the Company $3,000,000 collateralized by a first mortgage on certain of the Company's property in its St. Augustine Shores, Florida community ("the First Selex Loan") and acquired from Empire of Carolina, Inc. ("Empire") 2,220,066 shares of the Company's Common Stock held by Empire, as well as the $1,000,000 Loan which Empire previously made the Company (with interest accrued thereon of approximately $225,000). As part of the Selex transaction, Selex was granted an option, which, as modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion, and Selex held an aggregate of 2,820,066 shares of the Company's Common Stock (42.06% of the outstanding shares of Common Stock of the Company, based upon the number of shares of the Company's Common Stock outstanding as of March 24, 1995).

        In December, 1992, Mr. Gram, the beneficial owner of the Common Stock of the Company held by Selex, acquired all of the Company's outstanding bank debt and then assigned same to Yasawa Holdings N.V., a Netherlands Antilles Corporation ("Yasawa"). Yasawa simultaneously completed a series of transactions with the Company which involved the transfer of certain assets to Yasawa or its affiliated companies, the acquisition by Yasawa of 289,637 shares of the Company's Common Stock through the exercise of warrants previously held by the banks, the provision of a $1,500,000 line of credit to the Company and the restructuring of the remaining debt as a $5,106,000 loan from Yasawa ("the Yasawa Loan").

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

        While Selex, Yasawa and their affiliates provided the Company with certain limited funds in 1994, such funds were not sufficient to meet the Company's obligations or support its marketing program. Additionally, on March 10, 1994, the Company was advised that Selex filed Amendment No. 2 dated February 17, 1994 to its Schedule 13D ("the Amendment") with the Securities and Exchange Commission ("the Commission"). In the amendment, Selex reported that it, together with Yasawa and their affiliates, were uncertain as to whether they would provide any further funds to the Company. The amendment further stated that Selex, Yasawa and their affiliates were seeking third parties to provide financing for the Company and that as part of any such transaction, they would be willing to sell or restructure all or a portion of their loans and Common Stock in the Company.

        Since March, 1994, the Company together with Selex, Yasawa and their affiliates, have engaged in discussions with third parties to provide funds to the Company through loans, equity investments or asset acquisitions. None of such discussions has resulted in an agreement or commitment by any party. In the interim, the Company's liquidity position further deteriorated, causing the Company to default on certain obligations, including its escrow obligations to the State of Florida, Department of Business and Professional Regulation, Division of Land Sales, Condominiums and Mobile Homes ("the Division") pursuant to the Company's 1992 Consent Order, its obligation under its lease for its corporate offices and its obligation to make required principal and interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid certain real estate taxes which aggregate approximately
$2,676,000 as of December 31, 1994 and is subject to certain pending litigation claims which could further adversely affect the financial condition of the Company. To address its severe lack of working capital, the Company has drastically reduced the scope of its operations, which, among other things, required the Company to reduce its staffing levels by over 78% since December 31, 1993. See "Regulation - Other Obligations", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Notes 1, 5 and 8 to Consolidated Financial Statements.

        On April 6, 1994, both the New York and Pacific Stock
Exchanges suspended the Company's Common Stock from trading and instituted procedures to delist the Company's Common Stock. On
June 16, 1994, the Company's

Common Stock was formally removed from listing and registration on the New York Stock Exchange. As of December 31, 1994, the
Company's Common Stock was traded on a limited basis in the over-the-counter markets.

        On July 13, 1994, Antony Gram was appointed Chairman of the Board and Chief Executive Officer of the Company. As Chairman and Chief Executive Officer, Mr. Gram was given the responsibility of resolving the financial and legal difficulties facing the Company and developing an alternative business plan to enable the Company to continue as a going concern. Mr. Gram, who had served as a director of the Company and Vice Chairman of the Board from June, 1992 through April 6, 1994, holds a controlling interest in Yasawa and Wilbury International N.V., a Netherlands Antilles Corporation ("Wilbury"), which holds all of the issued and outstanding capital stock of Selex. As a consequence, Mr.
Gram is deemed to be the beneficial owner of 3,109,703 shares of Common Stock of the Company (46.38% of the outstanding shares of Common Stock of the Company, based upon the number of shares of the Company's Common Stock outstanding as of March 24, 1995).

        The above-described appointment of Mr. Gram as Chairman and Chief Executive Officer of the Company represents a further attempt by the Board of Directors to address the Company's financial difficulties. In conjunction with Mr. Gram's appointment, he has loaned funds to the Company to pay certain essential expenses and effectuate certain settlements with the Company's principal creditors. Yasawa has, as of December 31, 1994, advanced an aggregate amount of $2,122,000 to the Company ("the Second Yasawa loan") at an interest rate of 8% per annum. In addition, Mr.
Gram posted a $500,000 Letter of Credit to provide assurance for a future payment pursuant to a settlement agreement with the Company's landlord at its corporate headquarters in Miami.

        During 1994, the Company has been successful in settling certain lawsuits, including the lawsuit involving the lease for the Company's corporate office; reducing its occupancy costs from in excess of $1 million per annum to approximately $90,000 per annum and reducing trade creditor obligations from approximately $1,100,000 to $137,000 as of December 31, 1994. Additionally, in an effort to reduce the Company's development obligation, the Company has been successful in exchanging purchasers with undeveloped lots to developed lots, negotiating for the sale of its undeveloped second golf course in Citrus Springs with a transfer of approximately $1.6 million in development obligation to the Buyer, and negotiating with Citrus County a final improvement and maintenance agreement to eliminate its remaining development obligation at the Citrus Springs subdivision. In addition, general administrative expenses were reduced from $3,790,000 for the year ending December 31, 1993 to $2,984,000 for the year ending December 31, 1994.

   In March 1995, the Company approved a Purchase and Sale Agreement with Conquistador Development Corporation ("Second Conquistador Acquisition") for the sale of an administration building and multi-family site in the Company's St. Augustine Shores community as well as the remaining lot inventory in the Company's Feather Nest community at Marion Oaks in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. The amount of debt reduction is equivalent to the amount of Mr. Marcel Muyres' participation in those loans as of January 31, 1995. In a separate transaction, Conquistador Development Corporation and the Company approved a Purchase and Sale Agreement ("Third Conquistador Acquisition") for the sale of four single family residential lots in the St. Augustine Shores community for $100,000 in cash. The Second and Third Conquistador Acquisitions are anticipated to close by April 30, 1995.

        During the first quarter of 1995, the Company initiated a new land sales program, which utilizes a limited group of independent dealers. During March 1995, the Company reached a lot sales volume of over $800,000, an encouraging first step in its new land sales program.

        Efforts are continuing to seek third parties to provide funds to the Company, to reach reasonable settlements with the Company's principal creditors and to develop a new business plan for the Company to continue as a going concern. There can be no assurance, however, that any of these efforts will be successful, that additional financing will be obtained, that reasonable settlements will be effected with the Company's principal creditors, or that a new business plan will be developed and successfully implemented.
Consequently, there can be no assurance that the

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


BUSINESS SEGMENTS

        The following table sets forth the total amounts of revenues and operating profits (losses) from continuing operations attributable to each of the Company's business segments for the years ended as indicated. See Note 11 to Consolidated Financial
Statements:

                                          YEARS ENDED
      _________________________________________________________________________
                          DECEMBER  DECEMBER DECEMBER DECEMBER DECEMBER
                          31, 1994  31, 1993 25, 1992 27, 1991 28, 1994
                          --------- -------- -------- -------- --------
                                         (IN THOUSANDS)
REVENUES
Real estate:
  Net land sales(a).......$ 2,058   $  2,432 $  2,092 $  1,154 $ 11,612
  Housing revenues........  2,543        344      -0-      120    1,919
  Improvement revenues(b).  1,214      4,725    2,404      -0-    2,152
  Interest income(c)......  1,046      1,197    3,584    5,270    8,236
  Other...................    -0-         67      -0-      -0-      -0-
                          -------   -------- -------- -------- --------
     Total real estate....  6,861      8,765    8,080    6,544   23,919

Other(d)..................  1,832      3,447    4,372    4,510    5,436
Intersegment sales(e).....   (152)      (113)    (235)    (270)    (322)
                          -------   -------- -------- -------- --------
     Total................$ 8,541   $ 12,099 $ 12,217 $ 10,784 $ 29,033
                          =======   ======== ======== ======== ========
OPERATING PROFITS (LOSSES)
Real estate...............$ 1,055   $ (3,073)$  1,486 $ (6,750)$   (798)
Other (d).................  1,033        279    2,209    1,928    1,789
General corporate expense. (4,147)    (4,721)  (7,057)  (7,811) (10,602)
Interest expense.......... (1,847)    (1,257)  (3,356)  (6,896)  (7,397)
                          -------   -------- -------- -------- --------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEMS..$(3,906)  $ (8,772)$ (6,718)$(19,529)$(17,008)
                          =======   ======== ======== ======== ========

________________

(a) Net land sales consist of gross land sales less estimated uncollectible installment sales and contract valuation discount and, prior to 1991, deferred revenue (see Notes 1, 2 and 7 to Consolidated Financial Statements).

(b) Improvement revenues consist of revenue recognized due to completion of improvements on prior period sales and exchanges from undeveloped to developed lots.

(c) Interest income primarily consists of interest earned on contracts and mortgages receivable and on temporary cash investments and the amortization of valuation discounts.

(d) Other consists of revenues from sales other than real estate, the major portion of which came from the country club operations in prior years. In
1994, the major portion consists of a gain of $1,051,000 from the termination of its office lease on its Miami corporate headquarters.

(e) Intersegment sales consist primarily of sales between the Company and its title insurance subsidiary.

REAL ESTATE

        The Company's principal business segment has primarily involved the development and marketing of planned communities in Florida since 1962. The following table sets forth certain information about these communities and other land assets of the Company as of December 31, 1994. For a detailed description of these communities, see "Existing Communities" and "Other Properties".

                                                       EXISTING COMMUNITIES
                                                          UN-
                                                          IMPROVED IMPROVED
                                                 PLATTED  UNSOLD   UNSOLD   UN-
                                        ESTI-    LOTS &   PLATTED  PLATTED  PLAT
               ACREAGE     INITIAL      MATED    TRACTS   LOTS &   LOTS &   -TED
               IN          ACQUIS-      CURRENT  IN MAS-  TRACTS   TRACTS   PLAT
               MASTER-     TION   YEAR  POPULA-  TERPLAN  (A)(B)   (A)(B)   ACR-
               PLAN        YEAR   OPEN  TION       (A)                      EAGE
               ----------  ------ ----- -------  -------- ------- --------  ----
                                                            -
* Deltona Lakes.   17,203  1962  1962  63,000   34,964       -         6       -
* Marco Island(c).  7,844  1964  1965  34,000    8,657       -         1       -
* Spring Hill(d).. 17,240  1966  1967  67,000   32,909       -         6       -
* Citrus Springs
   (e),(f),(g).... 15,954  1969  1970   6,200   33,783       -        61(f)(i) 2
  St. Augustine
   Shores ........  1,985  1969  1970   7,000    3,130       883       8(i)   16
  Sunny Hills..... 17,743  1968  1971   1,300   26,251    12,325     815(i)    -
* Pine Ridge......  9,994  1969  1972   2,250    4,833       -        10(i)    -
  Marion Oaks(e).. 14,644  1969  1973   7,500   27,537     4,223   1,085(i)    -
* Seminole Woods..  1,554  1969  1979     370      262       -         -       -

JOINT VENTURE
 COMMUNITY:

* Tierra Verde....    666  1976  1977   4,000    1,036       -         -       -
                  -------             -------  -------   ------    -------    --
Total.............104,827             186,320  173,362   17,431(f) 1,992(f)   18


                                                         OTHER PROPERTIES

                                                       INITIAL
                                                      ACQUISITION
                                                          YEAR             ACRES
                                                      ------------     -------
Other Land Assets:
   Other land adjacent to existing communities(h)......   Various          92
                                                                          ---
         Total.........................................                    92
                                                                          ===


__________________

*       Development completed.

(a) Excluded from these lots and tracts are approximately 117 improved and 94 unimproved lots and tracts that are required for drainage and cannot be sold, and approximately 146 improved and 354 unimproved lots and tracts that have been removed from sale for encumbrances or additional site development, which can only be sold when these issues are resolved. Also excluded are amenities consisting of 3 administration facility sites, 2 recreational facility sites and 2 unimproved golf course sites, as well as approximately 463 tracts reserved for community usage such as for greenbelts, buffer areas, church and school sites.

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

(d)     Includes the South Hernando U.S. # 19 Commerce Center.

(e) Excluded 84 Citrus Springs and 65 Marion Oaks improved lots deeded to a purchaser of the Company's contracts receivable as exchange inventory to be available for customers who pre-pay their contracts prior to the installation of water service lines within one mile of their homesite and who wish to commence immediate construction. Unused exchanged inventory will be reconveyed to the Company when all purchased receivables have matured and are paid in full.



(f) Excludes 850 improved and 844 unimproved platted lots and tracts held for retail sale by Citony Development Corporation ("Citony"), an affiliate of Yasawa. Also excludes 272 improved and 76 unimproved platted lots and tracts owned by Citony that may be subject to certain adverse soil conditions and/or drainage conditions that render the subject properties unuseable for retail sales purposes. The property acquired by Citony in December 1992 was marketed by the Company during 1993 and early 1994 pursuant to a joint venture agreement between the Company and Citony. The Company and Citony agreed to terminate the joint venture agreement in April 1994; however, the Company is providing certain assistance to Citony during the transition period.


(g) Excludes 17 improved lots held by SunBank/Miami, N.A., as Trustee for the Marco Shores Trust.

(h) Excludes 18 unplatted acres in existing communities and 3,829 acres of unplatted natural preserves restricted for recreational park use which cannot be sold.

(i) Included are improved lots deeded to a collateral trustee on behalf of a purchaser of the Company's contract receivables; excluded is 1 lot in St. Augustine Shores, 3 lots in Pine Ridge, 247 lots in
Citrus Springs and 277 lots in Marion Oaks, which are presently owned by a purchaser of the Company's contract receivables and which are, pursuant to the contract with such purchaser, to be deemed to the collateral trustee on behalf of said purchaser so they may be sold by the Company to create additional collateral.


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

        Substantially all of the Company's single-family lot and multi-family and commercial tract sales have been made on an installment basis. Of the over 150,000 lots and tracts sold since the Company's inception, contracts receivable presently exist with respect to approximately 879 lots and tracts with an outstanding balance of approximately $7,830,000 at December 31, 1994, excluding contracts receivable of which the Company is a guarantor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to Consolidated Financial Statements.


  HOUSING

        Historically, the Company has been involved in the design, construction and marketing of single-family homes and multi-family housing, including both condominium apartment complexes and a vacation ownership (timesharing) project. Since commencing operations, the Company has constructed and sold over 13,000 single-family homes and over 4,300 multi-family housing units in its communities, with much of the actual construction performed by subcontractors. Revenues, as well as related costs and expenses, from single-family home and vacation ownership sales are recorded at the time of closing.

   SINGLE-FAMILY HOUSING

        Although the Company had discontinued its single-family housing activities at the end of 1984, in December, 1992, the Company re-entered the single-family housing business at its Marion Oaks community. Two and three bedroom moderately-priced homes are being constructed by an exclusive independent builder at the Company's FeatherNest housing village in this community and sold in the local markets and through the Company's independent dealer network. These homes include, as standard features, cathedral ceilings, attached garages, lanais, breakfast
nooks and spacious walk-in closets.   The housing village is
planned to feature its own recreational complex, including a swimming pool, tennis courts and other amenities. The Company also offers the same model line in Marion Oaks outside of the FeatherNest village in a suburban program as well as build on your own lot program for those purchasers who have previously acquired a lot. During the third quarter of 1993, the Company introduced its "House of the Year," a two-bedroom home, currently priced from as low as $49,800 on the purchaser's already-owned lot. The Company approved an Agreement of Purchase and Sale with Conquistador Development Corporation for the sale of the remaining lot inventory in FeatherNest in consideration for the satisfaction of $2,599,300 in debt. Other housing programs are unaffected by this transaction. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

        For the year ended December 31, 1994, sales by independent dealers in the United States accounted for approximately 16.4%
(in dollar volume) of new land sales contracts; while overseas dealers accounted for approximately 14.9% of such contracts; and Company-affiliated salespeople accounted for approximately 68.7% of such contracts.


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

        The marketing program initiated in 1993 did not produce the level of sales necessary in order that the Company's future working capital requirements could be obtained through the sale of newly generated contracts and mortgages receivables. Selex, Yasawa and their affiliates, upon whom the Company had been dependent to meet its working capital needs since December, 1992, concluded that they would not provide any further funds to the Company to be utilized in such marketing program. Consequently, the Company severely curtailed its marketing program in 1994. During the first quarter of 1995, the Company initiated a new land sales program, which utilizes a limited group of independent dealers. During March 1995, the Company reached a lot sales volume of over $800,000.

  EXISTING COMMUNITIES

   DELTONA LAKES

        Deltona Lakes is located 26 miles northeast of Orlando, with its popular tourist attractions of Disney World and Sea World, and is bordered on the northwest by Interstate 4. Opened in 1962, Deltona Lakes now has a population of approximately 63,000. Over 30,000 lots and tracts and over 4,500 single and multi-family housing units have been sold at this community.

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

        More than 10,000 persons reside at Marco Island year-round, with the population more than tripling during the winter season.
It is the largest of Florida's Ten Thousand Islands and is known for its recreational amenities which, in addition to its 3 1/2 mile white sand beach, sport fishing, sailing and shelling, include golf, tennis, swimming and other recreational activities. The island community has several major shopping centers, banks and savings & loan associations, and medical and professional centers.

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

        Since its inventory at Marco Island is virtually sold out, 1995 revenues are expected to be generated from collections on existing contracts receivable.

        The community's planned growth was interrupted in 1976 by denial of certain federal permits needed to complete the development of approximately 14,500 units. The Settlement Agreement between the Company, the State of Florida and various environmental interest groups (the "Settlement Agreement") which became effective on March 14, 1985, allowed for the potential development of additional dwelling units at Marco Island, Horr's Island and Marco Shores, located two miles from Marco Island.
The bulk of these properties have subsequently been sold or transferred to the Company's lenders or to the trustee pursuant to the 1992 settlement of the class action litigation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 9 to Consolidated Financial Statements.

   SPRING HILL

        Spring Hill, with an estimated population of approximately 60,700, is located 45 miles north of Tampa-St. Petersburg. Over 32,000 lots and tracts and over 4,000 single-family homes have been sold in this community. The Company has constructed a recreation complex, a country club, and two golf courses. The Company has sold its country club and golf courses. Several shopping centers and medical centers, two elementary schools, a junior high school, a senior high school, numerous houses of worship and two fire stations are located in the community. The Company has completed the development of this community.

   CITRUS SPRINGS

        Citrus Springs, with an estimated population of 6,200, is located 28 miles southwest of Ocala and 25 miles from the Gulf of Mexico. Over 30,000 lots and tracts and over 700 single-family homes have been sold at this community. A golf course and a clubhouse (sold in 1990) and a community center have been completed by the Company. Several churches and a convenience shopping area are located in the community. The Company has completed 400 miles of road. In 1992, most of the Company's remaining inventory at this community was sold to Citony for approximately $6,500,000. The Company and Citony then entered into a joint venture agreement with respect to the property, providing for the Company to market the property and receive an administration fee from the venture. The Company and Citony terminated the joint venture agreement in April 1994; however, the Company is providing certain assistance to Citony during the transition period. The Company is negotiating with a third party for the purchase and sale of the second Citrus Springs Golf Course, which is undeveloped. The Purchase and Sale agreement contemplates the completion of the course by the buyer by December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   ST. AUGUSTINE SHORES

        St. Augustine Shores, with a population estimated to be approximately 7,000, is located seven miles south of St. Augustine, between the Intracoastal Waterway and U.S. Highway 1. Only commercial and multi-family tracts, house and lot packages and condominium apartment units had been sold in this community before 1987, but that year St. Augustine Shores was opened for the retail sale of single-family lots. Approximately 1,000 additional single-family lots became available during 1988 through the platting of 641 acres adjacent to the existing platted properties. Over 2,000 single and multi-family housing units and lots and tracts have been sold.

The Company has completed 28 miles of road. Certain common areas of the community, such as parks and swale areas, are maintained by the St. Augustine Shores Service Corporation, a non-profit corporation, of which all property owners are members. A golf course and country club and a recreation building have been completed by the Company. Several houses of worship and shopping facilities are also located in the community. In October 1991, the country club and golf course was transferred to the Company's lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 5 to Consolidated Financial Statements.

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

        The Company approved a Purchase and Sale Agreement with Conquistador Development Corporation ("Second Conquistador Acquisition") for the sale of an administration building and multi-family site in the Company's St. Augustine Shores community, as well as other property, in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. In a separate transaction, Conquistador Development Corporation and the Company approved a Purchase and Sale Agreement ("Third Conquistador Acquisition") for the sale of four single family residential lots in the St. Augustine Shores community for $100,000 in cash. The Second and Third Conquistador Acquisitions are anticipated to close by April 30, 1995.

   SUNNY HILLS

        Sunny Hills, with a population of approximately 1,300 residents, is located in the Florida Panhandle, 45 miles north of the Gulf of Mexico and 35 miles north of Panama City. Over 12,000 lots and tracts and 300 single-family homes have been sold at this community. It includes several houses of worship and a convenience shopping center. The Company has completed or under construction 165 miles of road. The community also has a golf course and country club, which was sold by the Company for $1,000,000 in the first quarter of 1993.

        The Company reopened Sunny Hills for retail lot sales in mid-1989. Revenues in 1995 will be generated from collections on existing contracts receivable, from retail land sales and from the recognition of deferred revenue as land development and lot exchanges proceed.

   PINE RIDGE

        Pine Ridge, with a population of approximately 2,250, is located 34 miles southwest of Ocala. The community's facilities include an equestrian club and tennis courts. In May, 1987, the Company completed the $8,500,000 sale of its remaining inventory and golf course at Pine Ridge. Prior to the sale, the Company had sold over 3,500 lots and tracts and over 53 single-family homes in Pine Ridge.

   MARION OAKS

        Marion Oaks, with a population of approximately 7,500 residents, is located 18 miles south of Ocala. Over 20,000 lots and tracts and over 2,700 single-family homes have been sold in the community. The community includes playgrounds, two golf courses (one of which was sold in 1988 and the second which was transferred to the Company's lenders on October 11, 1991) and several recreation buildings. A shopping center and several houses of worship are located in the community. The Company has completed 311 miles of road. The Company re-entered the single-family housing business at this community in December, 1992 with the opening of its

FeatherNest housing village. The Company approved a Purchase and Sale Agreement with Conquistador Development Corporation ("Second Conquistador Acquisition") for the sale of the remaining lot inventory in the Company's Feather Nest community at Marion Oaks , as well as other property, in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans, which is anticipated to close by April 30, 1995. See "Housing" and "Marketing". Revenues in 1995 will be generated from the sale of land inventory, from housing sales, from the recognition of deferred revenue as land development and lot exchanges proceed, from collections on existing contracts receivable and from the Company's real estate brokerage operation.

   SEMINOLE WOODS

        Seminole Woods, with a population of approximately 370, is comprised of 1,554 acres of property located 20 miles north of Orlando. The community, comprised of 262 single-family lots, each a minimum of five acres, has been sold out and development completed.

   TIERRA VERDE

        Tierra Verde, with a population of approximately 4,000, is a 666-acre waterfront subdivision located eight miles south of St. Petersburg. It was developed and marketed pursuant to a 50% joint venture between a wholly-owned subsidiary of the Company and an unaffiliated corporation which filed a petition for bankruptcy under the Bankruptcy Code in 1985. The community has been sold out and development completed. The venture, which extended until December 31, 1990, provided for the Company's subsidiary to receive a management fee and to share in the venture's results of operations equally with its venture partner. The venture was extended for the purposes of winding down operations which were completed in 1993.

  OTHER PROPERTIES

   OTHER LAND ASSETS

        The Company also owns 92 acres of land in Florida adjacent to its existing communities which is being marketed by the Company's commercial sales division.

  OTHER BUSINESSES

        The Company's title insurance subsidiary was established in 1978 in order to reduce title insurance, legal and certain related closing costs incurred by the Company in transferring title of its land and housing products to its purchasers. The subsidiary serves as an agent for TICOR Title Insurance Company, Chicago Title Insurance Company and other title insurers. The Company's realty subsidiary performs real estate brokerage and rental services at the Company's Marion Oaks and Sunny Hills communities.

  EMPLOYEES

        At December 31, 1994, the Company had 32 employees, of whom 28 were involved in executive, administrative, sales and community maintenance capacities and 4 were involved with the title insurance subsidiary. Certain of the Company's development activities are carried out by subcontractors who separately employ additional personnel. Given the 78% reduction in staffing levels and the cutbacks in employee benefits that have been required since December, 1993 by the Company's liquidity situation, the Company's employee relations are somewhat tenuous.

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

        On September 30, 1988, the Company entered into an agreement with Citrus County, Florida to establish the procedure for transferring final maintenance responsibilities for roads in the Company's Citrus Springs subdivision to Citrus County. The agreement obligated the Company to perform certain remedial work on previously completed improvements within the Citrus Springs subdivision by June 1, 1991. The Company was unable to complete this work due to the lack of available funds and negotiated a final settlement with Citrus County for the transfer of final maintenance responsibility for the roads to the County. The Agreement principally requires the Company to pay $400,000 over a two year period. It is anticipated that this Agreement will be signed in April 1995.

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

        In the third quarter of 1991, St. Johns County, Florida acquired the St. Augustine Shores utility company, formerly owned by Topeka, under an action framed as a condemnation suit. The County has contended that it is not obligated, as was Topeka, to extend utility lines at its cost to future residents of the Company's St. Augustine Shores community. The Company has had discussions with Topeka and the County in attempt to reach a resolution to this dispute. If a satisfactory resolution is not achieved, it may be necessary for the Company to institute appropriate legal proceedings to assure the installation of utility lines.


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

  OTHER OBLIGATIONS

        As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, the Company, in February, 1980, entered into a Consent Order with the Division which provided a program for notifying affected customers. The Consent Order, which was restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills community, the transfer of development obligations to core growth areas of the community); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka, Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company.
The Consent Order also required the establishment of an improvement escrow account as assurance for completing such improvement obligations. In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. To meet its current escrow and development obligations under the 1992 Consent Order, the Company is required to deposit into escrow $5,160,000 in 1994 and $3,519,000 in 1995. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $7,528,000 as of December 31, 1994) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of March 24, 1995, approximately 75% of the customers whose lots are currently undeveloped have opted to exchange. The Company's goal is to eliminate its development obligation (with the exception of its maintenance obligation in Marion Oaks) under the 1992 Consent Order through this exchange program, completion of two commercial areas in Marion Oaks, sale of its second Citrus Springs Golf Course (with the buyer assuming the development obligation) and settlement of all remaining maintenance and improvements obligations in Citrus Springs through a final agreement with Citrus County (scheduled for approval in April 1995). Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property. As of December 31, 1994, the Company had estimated development obligations of approximately $2,412,000 on sold property, an estimated liability to provide title insurance and deeding costing $1,300,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $2,948,000, all of which are included in deferred revenue. The total cost, including the previously mentioned obligations, to complete improvements at December 31, 1994 to lots subject to the 1992 Consent Order and to lots in the St. Augustine Shores community was estimated to be approximately $17,600,000. As of December 31, 1994 and December 31, 1993 the Company had in escrow approximately $911,000 and $1,664,000, respectively, specifically for land improvements at certain of its Central and North Florida communities.

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

ITEM 3

                        LEGAL PROCEEDINGS

        In the action styled GARCIA V. DELTONA ET, AL, Case No. 86-03542, filed in the Circuit Court for Dade County, Florida, on January 30, 1986, the plaintiff had sought to recover $2,000,000 allegedly paid to the Company on four installment land sales contracts, claiming fraud and misrepresentation on the part of one of the Company's independent sales representatives and other violations of law. The Company had cancelled the contracts in question according to their terms for default of the payment obligations by the purchaser. Although the Company negotiated a settlement of this action which provides for the Company to convey to the plaintiff property which has a value equivalent to the monies paid by the plaintiff to the Company under the cancelled contracts, the plaintiff has asserted that the Company has breached the settlement agreement by failing to convey sufficient property which meets the criteria of the settlement agreement. The Company is of the belief that the property conveyed complies with such criteria. The plaintiff could seek a judgment of $5,400,000, plus interest, less the value of the property transferred. The parties are currently attempting to resolve the dispute by reaching an agreement as to transferring alternative property that may be used for settlement purposes.

        The Company was previously sued by its landlord for breach of lease in the action styled FIVE POINTS LIMITED V. THE DELTONA CORPORATION, Case No. 93-22877, filed in the Circuit Court for Dade County, Florida, which has been settled and a stipulation filed. Although the basic matter has been settled, continuing performance provisions of the settlement agreement are outstanding. The Company has entered into a short term lease agreement with the landlord and/or its affiliate for a term of lease of one (1) year with a ninety (90) day cancellation provision. Certain payments have been paid to the landlord and a letter of credit in the amount of $500,000, drawable after August 31, 1995, was conveyed to the landlord. Funding of the settlement was obtained through a loan to the Company. The Court continues to retain jurisdiction to enforce the Writ of Possession for removal of the Company in the event the Company fails to vacate its premises after ninety (90) days notice is given in accordance with the short term lease agreement with the landlord.

        In the action styled ESTATE OF BOBINGER ET AL. V. THE DELTONA CORPORATION, the plaintiff class sued the Company in the Circuit Court of Dade County Case No. 87-45051 for breach of contract and for recovery of monies paid on contracts for Marco property that will not be developed by the Company. The matter was settled pending performance of the settlement agreement. The court entered a final judgment approving the settlement and retained jurisdiction to enforce the settlement. The Company continues to have certain obligations to the class under the settlement. The Company advises that it is negotiating with the class concerning certain unpaid tax obligations and other matters. In the opinion of the Company, residual obligations of the Company that are due and payable in the future pursuant to the settlement may approximate up to $2,000,000. The Company has provided an allowance for Marco permit costs which encompass these obligations. See "Management's Discussion and Analysis" and Note 9 to the consolidated financial statements.

        In the action styled BRUCE WEINER V. THE DELTONA CORPORATION ET AL., the plaintiff, Bruce Weiner, prior Executive Vice
President of the Company, sued the Company on April 28, 1994 for alleged breach of employment contract seeking damages of approximately $750,000 and unspecified employee benefits. The proceeding is pending in the Circuit Court of Dade County, Florida, Case No. 94-7825-04. Plaintiff's Motion for Summary Judgment has been denied and a final hearing has been requested.
The Company believes that it has defenses to the claim. In the event that the Company is not successful in its defenses or a settlement is not reached, a substantial judgment may be entered against the Company in favor of the plaintiff. The Company at the present time is unable to predict the ultimate outcome of the litigation. The Company intends to continue settlement discussions with plaintiff.

        In the action styled JOSEPH MANCILLA, JR. V. THE DELTONA CORPORATION, the plaintiff, Joseph Mancilla, Jr., prior Senior Vice President of the Company, sued the Company on May 17, 1994 for alleged breach of employment contract seeking damages in excess of $391,000 plus an unspecified amount in employee benefits, costs and attorneys' fees. The proceeding is pending in the Circuit Court of Dade County, Florida, Case No. 94-09116. A final hearing has been set for the week of May 8, 1995. If a settlement is not reached and the Company is not successful in its defenses, a substantial judgment may be entered against the Company. The Company at the present time is unable to predict the ultimate outcome of the litigation. The Company intends to continue settlement discussions with plaintiff.

        In the action styled MICHELLE GARBIS V. THE DELTONA CORPORATION, the plaintiff, Michelle Garbis, prior Senior Vice President and Corporate Secretary of the Company, sued the Company on August 18, 1994 for alleged breach of employment contract. The Company settled the matter and a general release is expected to be entered into.

        In an action styled THEODORE MAUREAU V. THE DELTONA CORPORATION, the Company has been sued by a former Vice President and employee asserting breach of an oral contract and a claim based on fraud. The plaintiff asserts unspecified damages and punitive damages. A Motion to Dismiss is pending. The Company believes that the proceeding is without merit.

        The Company is also a party to certain other legal and administrative proceedings arising in the ordinary course of business. The outcome will not, in the opinion of the Company, have a material adverse effect on the business or financial condition of the Company.

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


QUARTER                                              HIGH            LOW
_______                                              ____            ___
1993    - First Quarter.................             3 3/8           2 1/2
          Second Quarter................             3 1/2           1 7/8
          Third Quarter.................             2 7/8           1 7/8
          Fourth Quarter................             3               1 7/8

1994    - First Quarter.................             1 1/4           1 1/8




        On April 6, 1994, both the New York and Pacific Stock Exchanges suspended the Company's Common Stock from trading and instituted procedures to delist the Company's Common Stock. On June 16, 1994, the Company's Common Stock was formally removed from listing and registration on the New York Stock Exchange. As of December 31, 1994, the Company's Common Stock was traded on a limited basis in the over-the-counter markets. The bid was 1/8 and the ask was 3/8 at the end of the second, third and fourth quarters of 1994.

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

                              CONSOLIDATED INCOME STATEMENT DATA
                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                     YEARS ENDED
____________________________________________________________________________________

                              DECEMBER  DECEMBER    DECEMBER  DECEMBER DECEMBER
                              31, 1994  31, 1993    25, 1992  27, 1991 28, 1990
                              --------  ---------   --------  -------- --------
Revenues .....................$  8,541  $  12,099   $ 12,217 $ 10,784  $ 29,033
Costs and expenses............  12,447     20,871     18,935   30,313    46,041
                              --------  ---------   -------- --------  ---------
Income (loss) from continuing
operations before taxes
and extraordinary items......   (3,906)    (8,772)    (6,718) (19,529)  (17,008)
Provision for income taxes...       --         --         90       --        --
                              --------  ---------   --------  -------   -------

Income (loss) from operations
 before extraordinary items..  (3,906)     (8,772)    (6,808) (19,529)  (17,008)
Extraordinary items:
 Gain (loss) from debt
 restructuring...............       --         --     10,161   (7,100)      --
 Gain on settlement related
 to the Marco refund
 obligation..................       --         --      3,983      --        --
Net income (loss) applicable
 to common stock............. $ (3,906) $  (8,772)  $  7,336 $(26,629) $(17,008)
                              ========  =========   ======== ========  =========

Per common share amounts:
  Continuing operations...... $   (.59) $   (1.45)  $  (1.19)$  (3.45) $  (3.01)
  Extraordinary items........        --        --       2.48    (1.25)      --
                               -------- ---------   -------- --------  --------
Net income (loss)............ $   (.59) $   (1.45)  $   1.29 $  (4.70) $  (3.01)
                              ========  =========   ======== ========  =========
Weighted average common shares
   outstanding............... 6,514,988 6,056,743  5,694,236 5,660,967 5,647,790
                              ========= ========== ========= ========= =========

                               CONSOLIDATED BALANCE SHEET DATA
                                      (IN THOUSANDS)

                              DECEMBER   DECEMBER   DECEMBER  DECEMBER  DECEMBER
                              31, 1994   31, 1993   25, 1992  27, 1991  28, 1990
                              ---------  --------   --------  --------  --------
Total assets................  $ 22,109   $ 26,565   $ 37,050  $ 65,243  $113,003
                              ========   ========   ========  ========  ========
Liabilities................   $ 38,930   $ 40,856   $ 42,569  $ 78,412  $ 99,543
Stockholders' equity
 (deficiency)..............    (16,821)   (14,291)    (5,519)  (13,169)   13,460
                              --------   --------   --------  --------  --------
Total liabilities and
stockholders'
 equity (deficiency).......   $ 22,109   $ 26,565   $ 37,050  $ 65,243  $113,003
                              ========   ========   ========  ========  ========

ITEM 7

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  On June 19, 1992, the Company completed a transaction with Selex, which resulted in a change in control of the Company. Under the transaction, Selex loaned the Company $3,000,000 collateralized by a first mortgage on certain of the Company's property in its St. Augustine Shores, Florida community (the "First Selex Loan"). The
First Selex Loan initially bears interest at the rate of 10% per annum with a term of four years and payment of interest deferred for the first 18 months. Accrued interest due under the First Selex Loan in the amount of $673,800 was unpaid and in default as of December 31, 1994.

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

   As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, to convert the Selex Loan, or any portion thereof, into a maximum of 850,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). However, on September 14, 1992, Selex formally waived and relinquished its right to exercise the Option as to 250,000 shares of the Company's Common Stock to enable the Company to settle certain litigation involving the Company through the issuance of approximately 250,000 shares of the Company's Common Stock to the claimants, without jeopardizing the utilization of the Company's net operating loss carryforward. On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (42.06% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of March 24, 1995).

   Pursuant to the Selex transaction, $1,000,000 of the proceeds from the First Selex Loan was used by the Company to acquire certain commercial and multi-family properties at the Company's St. Augustine Shores community at their net appraised value, from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres. Namely, (i) $416,000 was used to acquire 48 undeveloped condominium units (twelve 4 unit building sites) and 4 completed (and rented) condominium units from Conquistador, in which Messrs. Zwaans and Muyres serve as directors, as well as President and Secretary/Treasurer, respectively; (ii) $485,000 was used to acquire 4 commercial lots from Swan Development Corporation, in which Messrs. Zwaans and Muyres also serve as directors, as well as President and Secretary, respectively; and
(iii) approximately $99,000 was used to reacquire, from Mr. Muyres, all of his rights, title and interest in that certain contract with the Company for the purchase of a commercial tract in St. Augustine Shores, Florida. None of the commercial land and multi-family property acquired by the Company from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres collateralizes the First Selex Loan. In March, 1994, Conquistador exercised its right to repurchase certain of the multi-family property from the Company (which right had been granted in connection with the June, 1992 transaction) at a price of $312,000, of which $260,000 was paid in cash to the Company and $52,000 was applied to reduce interest due to Selex under the Second Selex Loan ("First Conquistador Acquisition").

   In December, 1992, Mr. Gram, a director of the Company and beneficial owner of the Common Stock of the Company held by Selex, acquired all of the Company's outstanding bank debt and then assigned same to Yasawa, of which Mr. Gram is also the beneficial owner. Yasawa simultaneously completed a series of transactions with the Company which involved the transfer of certain assets to Yasawa or its affiliated companies, the acquisition by Yasawa of 289,637 shares of the Company's Common Stock through the exercise of warrants previously held by the banks, the provision of a $1,500,000 line of credit to the Company and the restructuring of the remaining debt as a $5,106,000 Yasawa Loan. Principal repayments aggregating $341,000 were made in 1993 and 1994 to reduce the Yasawa Loan to $4,765,000 as of December 31, 1994. On April 30, 1993, Selex
loaned the Company an additional amount of $1,000,000 pursuant to the Second Selex Loan and since July 1, 1993 made further loans to the Company aggregating $4,400,000 under the Third Selex Loan. Principal of $39,000 had been repaid under the Second Selex Loan through December 31, 1994. As of December 31, 1994, Yasawa has loaned the Company an additional sum of $2,122,000 pursuant to the Second Yasawa Loan. As a consequence of these transactions, the Company had loans outstanding from Selex, Yasawa and their affiliates on December 31, 1994 in the aggregate amount of approximately $19,470,000, including interest. The Company has approved a Purchase and Sale Agreement with Conquistador Development Corporation ("Second Conquistador Acquisition") for the sale of an administration building and multi-family site in the Company's St. Augustine Shores community as well as the remaining lot inventory in the Company's Feather Nest community at Marion Oaks in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. The amount of debt reduction is equivalent to the amount of Mr. Marcel Muyres' participation in those loans as of January 31, 1995. In a separate transaction, Conquistador Development Corporation and the Company approved a Purchase and Sale Agreement ("Third Conquistador Acquisition") for the sale of four single family residential lots in the St. Augustine Shores community for $100,000 in cash. The Second and Third Conquistador Acquisitions are anticipated to close by April 30, 1995. The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company. See Note 5 to Consolidated Financial Statements.

   The Company has stated in previous filings with the Commission that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As stated above, during the last six months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits were not realized in 1993 and the Company was unable to secure financing. As of December 31, 1994, Yasawa had advanced ("Second Yasawa Loan") a total of $2,122,000 to meet the Company's minimum working capital requirements, pay settlements of outstanding amounts due certain trade creditors reducing the Company's accounts payable by more than $1,000,000 and settle certain litigation reducing the Company's exposure in excess of $5,000,000.

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

   Inasmuch as funding is not presently available to the Company from external sources and, as stated in their Amendment, Selex, Yasawa and their affiliates have not determined whether they will provide any further funds to the Company, the Company is facing a severe cash shortfall. As a consequence of its liquidity position, the
                                         21

Company has defaulted on certain obligations, including its escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes aggregating approximately $2,676,000 at December 31, 1994 and is also subject to certain pending litigation by former employees, which may adversely affect the financial condition of the Company. See "Legal Proceedings."

   The Company is continuing to seek third parties to provide financing. As part of any such transaction, Selex, Yasawa and their affiliates have indicated that they are willing to sell or restructure all or a portion of their loans and Common Stock in the Company. They have also indicated that they are willing to sell their interests in the Company at a significant discount. Consummation of any such transaction may result in a change in control of the Company. There can be no assurance, however, that any such transaction will result or that any financing will be obtained. Accordingly, the Company's Board of Directors is also considering other appropriate action given the severity of the Company's liquidity position including but not limited to filing for protection under the federal bankruptcy laws. See "Business:
Recent Developments", "Legal Proceedings" and Notes 1, 5 and 8 to Consolidated Financial Statements.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1993

   REVENUES

   Total revenues were $8,541,000 for 1994 compared to $12,099,000 for 1993.

   Gross land sales were $2,994,000 for 1994 versus $3,170,000 for 1993. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) decreased to $2,058,000 for 1994 from $2,432,000 for 1993. The decrease in sales reflects the curtailment of the Company's marketing program in 1994.

   Bulk land sales were $315,000 in 1994 as compared to bulk land sales of $113,000 in 1993. In light of the Company's diminished bulk land sales inventory it is anticipated that in the future, the Company will produce a negligible volume of bulk land sales. See "Liquidity and Capital Resources: Mortgages and Similar Debt".

   The Company re-entered the single-family housing business in December, 1992. Revenues are not recognized from housing sales until the completion of construction and passage of title.
Housing revenues were $2,543,000 for 1994 compared to $344,000 in 1993.

   The following table reflects the Company's real estate product mix for 1994 and 1993 (in thousands):

                                                 YEARS ENDED
                                    ------------------------------------
                                  DECEMBER 31,                     DECEMBER 31,
                                      1994                            1993
                                  ------------                     ------------

Gross Land Sales:
   Bulk sales...................  $  315                           $   113
   Retail sales*................   2,679                             3,057
                                  ------                           -------
     Total......................   2,994                             3,170
                                  ------                           -------
Housing Sales:
   Single Family................   2,506                               314
   Vacation Ownership...........      37                                30
                                  ------                           -------
     Total......................   2,543                               344
                                  ------                           -------
     Total Real Estate..........  $5,537                           $ 3,514
                                  ======                           =======

_____________
* New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the years ended December 31, 1994 and December 31, 1993 were $1,910,000 and $4,106,000, respectively. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totalling 20% of the contract sales prices. See Note 1 to the Consolidated Financial Statements.

                                         22

   Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totalled $1,214,000 in 1994 as compared to $4,725,000 for 1993.
The decrease was due to the Company's financial condition which caused the Company to stop development in the first quarter of 1994.

   Interest income was $1,046,000 for 1994 compared to $1,197,000 for 1993. This decrease is the result of lower contracts receivable balances.

   Other revenues were $629,000 for 1994 compared to $3,401,000 in 1993. This decrease was the result of the termination of its lease on the Marco Shores Country Club on December 31, 1993 and the sale of the Marco Island Realty in November, 1993.

   Included in 1994 results is a gain of $1,051,000 from the termination of the lease on the Company's corporate headquarters in Miami.

   COSTS AND EXPENSES

   Costs and expenses were $12,447,000 for 1994 compared to $20,871,000 in 1993. Cost of sales totalled $3,845,000 for 1994 versus $6,441,000 for 1993. These decreases are primarily due to the termination of development work in the first quarter of 1994 and the sale of the Marco Island Realty and the termination of the lease of the Marco Shores Country Club in 1993.
Additionally, the Company completed the first phase of its Compromise and Settlement Agreement program with its trade creditors during the third quarter of 1994. Costs and expenses were reduced by approximately $430,000 as a result of these settlements. Gross profit margins increased to 55.0% from 46.7%. Profit margins are increasing primarily due to increased margins on improvement revenues resulting from favorable cost variances.

   Commissions, advertising and other selling expenses totalled $2,608,000 for 1994 versus $6,008,000 for 1993. Advertising and promotional expenditures decreased to $275,000 in 1994 from $1,521,000 in 1993 as a result of the reduction in the Company's marketing programs.

   General and administrative expenses were $2,984,000 in 1994 versus $3,790,000 for 1993. General and administrative expenses have decreased primarily due to overhead reductions implemented in the first quarter of 1994 and settlement of the Company's lease obligation on its corporate headquarters in October 1994.

   Real estate tax expense was $1,163,000 in 1994 compared to $975,000 in 1993. Included in real estate tax expense is delinquent interest and administrative fees on 1992 and 1993 delinquent taxes, which accrue interest at 18% per annum.

   Interest expense was $1,847,000 for 1994, as compared to $1,257,000 for 1993, or a 47% increase. Total interest costs (including capitalized interest) were $1,847,000 and $1,421,000 for 1994 and 1993, respectively. The increase in interest expense is primarily the result of the increase in debt. No interest was capitalized in 1994 since the Company had stopped land development work at its communities.

   NET INCOME

   The Company reported a net loss of $3,906,000 for 1994, compared to a net loss of $8,772,000 for 1993. The 1993 results include a provision for contract cancellations of $2,400,000. Included in 1994 results is a gain of $1,051,000 from the termination of the lease on the Company's corporate headquarters in Miami.

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

   Retail land sales increased to $3,057,000 from $2,289,000, a 33.5% increase. This increase was due to the third quarter introduction of the Company's marketing program and reflects increased spending in 1993 on advertising and promotional programs to strengthen the Company's marketing organization, rebuild its retail land sales business and re-enter the single-family home business.

   The Company re-entered the single-family housing business in December, 1992. The Company recognized revenues from housing sales of $344,000 for 1993, primarily during the fourth quarter of the year, and had a backlog of housing sales of $899,000 as of December 31, 1993.

   The following table reflects the Company's real estate product mix for 1993 and 1992 (in thousands):

                                                  YEARS ENDED
                               -----------------------------------
                               DECEMBER 31,                     DECEMBER 25,
                                  1993                             1992
                               ------------                     ------------
Gross Land Sales:
   Bulk sales.............     $   113                          $   226
   Retail sales*..........       3,057                            2,289
                               -------                          -------
        Total..............      3,170                            2,515
                               -------                          -------
Housing Sales:
   Single Family..........         314                              -0-
   Vacation Ownership.....          30                              -0-
                               -------                          -------
        Total..............        344                              -0-
                               -------                          -------
        Total Real Estate..    $ 3,514                          $ 2,515
                               =======                          =======

__________
* New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the years ended December 31, 1993 and December 25, 1992 were $4,106,000 and $2,154,000, respectively. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totalling 20% of the contract sales prices. See
        Note 1 to the Consolidated Financial Statements.


   Improvement revenues resulted from the recognition of revenue deferred from prior period sales. Recognition occurs as development work proceeds on previously sold property. Improvement revenues totalled $4,725,000 in 1993 as compared to $2,404,000 for 1992. The increase was due to the Company's resumption of development work in the third quarter of 1992.

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

   COSTS AND EXPENSES

   Costs and expenses were $20,871,000 for 1993 compared to $18,935,000 in 1992. Cost of sales totalled $6,441,000 for 1993 versus $4,605,000 for 1992, primarily due to the resumption of development work in the third quarter of 1992. Gross profit margins decreased from 46.7% to 40.9%.

   The 1993 results include a provision for contract cancellations of $2,400,000. Included in the provision is $1,400,000 for contracts sold in prior years to third parties which the Company is obligated to repurchase. See Note 2 to Consolidated Financial Statements.

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

   On a statewide level, the Florida Legislature adopted and implemented the Florida Growth Management Act of 1985 (the "Act") to aid local governments efforts to discourage uncontrolled growth in Florida. The Act precludes the issuance of development orders or permits if public facilities such as transportation, water and sewer services will not be available concurrent with development. Development orders have been issued for, and development has commenced in, the Company's existing communities (with development being virtually completed in certain of these communities). Thus, such communities are less likely to be affected by the new growth management policies than future communities. Any future communities developed by the Company will be strongly impacted by new growth management policies. Since the Act and its implications are consistently being re-examined by the State, together with local governments and various state and local governmental agencies, the Company
                                         25
cannot further predict the timing or the effect of new growth management policies, but anticipates that such policies may increase the Company's permitting and development costs.

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

   The following table presents information with respect to mortgages and similar debt (in thousands):


                                       YEARS ENDED
                              _____________________________________
                                   DECEMBER  31,            DECEMBER 31,
                                      1994                     1993
                                   -------------            -------------
Mortgage Notes Payable .........   $ 14,070                 $ 13,284
Other Loans.....................      2,500                    2,500
                                   --------                 --------
  Total Mortgages and
         Similar Debt...           $ 16,570                 $ 15,784
                                   ========                 ========

   Included in Mortgage Notes Payable is the $3,000,000 First Selex Loan ($1,860,000 as of December 31, 1994), the $1,000,000
Second Selex Loan ($961,000 as of December 31, 1994) the $4,400,000 Third Selex Loan ($4,362,400 as of December 31, 1994),
and the $4,900,000 Yasawa Loan ($4,764,600 as of December 31,
1994) and the Second Yasawa Loan ($2,122,000 as of December 31,
1994). Other loans include the $1,000,000 Empire note and the $1,500,000 Scafholding Loan.

   These mortgage notes payable and other loans are in default as of December 31, 1994 due to the non-payment of interest and principal. The lenders have not taken any action as a result of these defaults.

   On June 19, 1992, Selex loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial 18 months of the Loan and interest payments due quarterly thereafter. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, as modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of March 24, 1995, the Company was in default of the First Selex Loan inasmuch as accrued interest in the amount of $716,700 (including $673,800 due December 31, 1994) remained unpaid.

   One million dollars of the proceeds from the First Selex Loan was used by the Company to acquire certain commercial and multi-family properties at the Company's St. Augustine Shores community at their net appraised value, from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres. Namely, (i) $416,000 was used to acquire 48 undeveloped condominium units (twelve 4 unit building sites) and 4 completed (and rented) condominium units from Conquistador, in which Messrs. Zwaans and Muyres serve as directors, as well as President and Secretary/Treasurer, respectively; (ii) $485,000 was used to acquire 4 commercial lots from Swan, in which Messrs. Zwaans and Muyres also serve as directors, as well as President and Secretary, respectively; and (iii) approximately $99,000 was used to reacquire, from Mr. Muyres, all of his rights, title and interest in that certain contracts with the Company for the purchase of a commercial tract in St. Augustine Shores, Florida. None of the commercial and multi-family property acquired by the Company from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres collateralizes the First Selex Loan.
In March, 1994, Conquistador exercised its right to repurchase certain multi-family property from the Company (which right had been granted in connection with the June, 1992 Selex transaction) at a price of $312,000, of which $260,000 was paid in cash to the Company and $52,000 was applied to reduce interest due to Selex under the Second Selex Loan ("First Conquistador Acquisition").

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

   On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for
                                         27
debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of March 24, 1995); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

   The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, at which time only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. During 1994, an assignment of a mortgage receivable and miscellaneous sales of collateral reduced the Yasawa Loan to $4,764,600 as of December 31, 1994. As of March 24, 1995, $5,418,300 in principal and accrued interest was in default under the Yasawa Loan.

   On April 30, 1993 Selex loaned the Company an additional $1,000,000 collateralized by a first mortgage on certain of the Company's property in its Marion Oaks, Florida community (the "Second Selex Loan"). The Second Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. The Second Selex Loan provides for principal to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. Although Selex had certain conversion rights under the Second Selex Loan in the event the Company sold any Common Stock or Preferred Stock prior to payment in full of all amounts due to Selex under the Second Selex Loan, such rights were voided as of December 31, 1993. As of March 24, 1995, $39,000 in principal and $52,000 in accrued interest had been repaid under the Second Selex Loan, but accrued interest of $154,600 due under the Loan as of March 24, 1995, as well as the principal balance of $961,000, remained unpaid and in default. The Second Conquistador Acquisition, discussed below, will, when closed, satisfy the debt due and payable under the Second Selex Loan.

   From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. As of March 24, 1995, $37,600 in principal had been repaid under the Third Selex Loan, but accrued interest of $742,600 due under the Loan as of March 24, 1995, as well as the principal balance of $4,362,400, remained unpaid and in default. The Second Conquistador Acquisition, discussed below, will, when closed, provide a reduction of the debt due and payable under the Third Selex Loan.

   In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses and effectuate settlements with the Company's principal creditors.
As of March 24, 1995, an aggregate amount of $2,242,000 had been advanced to the Company under the Second Yasawa Loan and accrued interest of $115,600 remains unpaid.

   The Company has approved a Purchase and Sale Agreement with Conquistador Development Corporation ("Second Conquistador Acquisition") for the sale of an administration building and multi-family site in the Company's St. Augustine Shores community as well as the remaining lot inventory in the Company's Feather Nest community at Marion Oaks in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. The amount of debt reduction is equivalent to the amount of Mr. Marcel Muyres' participation in those loans as of January 31, 1995. In a separate transaction, Conquistador Development Corporation and the Company approved a Purchase and Sale Agreement ("Third Conquistador Acquisition") for the sale of four single family residential lots in the St. Augustine Shores community for $100,000 in cash. The Second and Third Conquistador Acquisitions are anticipated to close by April 30, 1995.

   As previously stated, Messrs. Muyres and Zwaans also serve as directors and executive officers of M&M. The Company has leased certain office space to M&M at its St. Augustine Shores community pursuant to a Lease Agreement dated August 10, 1990. Although the aggregate annual rental payments under such Lease are less than $60,000, as of March 24, 1995, M&M was in default of its obligations under the Lease inasmuch as delinquent rental payments (including reimbursement for real estate taxes) of approximately $21,300 remain unpaid. Payment of delinquent rental payments will be made upon closing of the Second Conquistador Acquisition.

   Interest due to Selex, Yasawa and their affiliates as of December 31, 1994 in the aggregate amount of $2,899,500 remained unpaid and in default as of March 24, 1995. Through March 24, 1995, $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option, $39,000 in principal and $52,000 in accrued interest was repaid under the Second Selex Loan, $37,600 in principal was repaid under the Third Selex Loan, and $133,900 in principal and $346,000 in accrued interest was repaid under the Yasawa loan. As of March 24, 1995, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $19,999,400, including interest, all of which are in default, including approximately $10,359,600, which is owed to Selex, including accrued and unpaid interest of approximately $2,176,200 (10% per annum on the First Selex Loan, 11% per annum on the Second and Third Selex Loans and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $7,772,000, which owed to Yasawa, including accrued and unpaid interest of approximately $765,400 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $1,864,000, which is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $364,000 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

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

   The Company has stated in previous filings with the Commission that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As stated above, during the last six months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third
Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993.
The full benefits of the program could not be realized in 1993 and the Company was unable to secure financing in 1994 to meet its ongoing working capital requirements and continue its marketing program. However in 1994, Yasawa advanced ("Second
Yasawa Loan") a total of $2,122,000 as of December 31, 1994 to meet the Company's minimum working capital requirements, to pay settlements with certain trade creditors and to settle certain litigation.

   Inasmuch as funding is not presently available to the Company from external sources and, as stated in their Amendment, Selex, Yasawa and their affiliates have not determined whether they will provide any further funds to the Company, the Company is facing a severe cash shortfall. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $2,676,000 as of December 31, 1994 and is also subject to certain pending litigation from former employees, which may adversely affect the financial condition of the Company. See "Legal Proceedings."

   The Company is continuing to seek third parties to provide financing. As part of any such transaction, Selex, Yasawa and their affiliates have indicated that they are willing to sell or restructure all or a portion of their loans and Common Stock in the Company. They have also indicated that they are willing to sell their interests in the Company at a significant discount. Consummation of any such transaction may result in a change in control of the Company. There can be no assurance, however, that any such transaction will result or that any financing will be obtained. Accordingly, the Company's Board of Directors is also considering other appropriate action given the severity of the Company's liquidity position including, but not limited, to protection under federal bankruptcy laws. See "Business: Recent Developments", "Legal Proceedings" and Notes 1, 5 and 8 to Consolidated Financial Statements.

  CONTRACTS AND MORTGAGES RECEIVABLE SALES

        In December, 1992, as described above, the Company sold
$10,800,000 of contracts and mortgages receivable to an affiliate of Yasawa at face value, applying the proceeds therefrom to reduce the Bank Loan acquired by Yasawa.

        In March, 1993 the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount $150,000. As of December 31, 1994, the balance of the holdback account was $107,000.

        In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totalling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000, respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,297,000 as of December 31, 1994). The purchaser of these receivables has experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. The Company is unable to determine what effect this will have, if any, on future cancellations, since it is unable to determine how the bankruptcy will impact servicing and collection procedures and the customers' determination to continue to pay under those contracts. The Company has fully reserved for the amount of the holdback account and the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. The Company was unable to replace or repurchase $1,148,000 in delinquent contracts in 1994, which amount was deducted from the deposit held by the purchaser of the receivables as security.

        The Company was the guarantor of approximately $25,608,000 of contracts receivable sold or transferred as of December 31, 1994, for the transactions described above, had $775,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date and had established $775,000 as a liability for the Company's obligation under the recourse provisions. The Company has been in compliance with all receivable transactions since the consummation of sales.

        The Company anticipates that it will be necessary to complete additional sales and financings of a portion of its receivables in 1995. There can be no assurance, however, that such sales and/or financings can be accomplished.



OTHER OBLIGATIONS

   As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, the Company, in February, 1980, entered into a Consent Order with the Division which provided a program for notifying affected customers. The Consent Order, which was restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills community, the transfer of development obligations to core growth areas of the community); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka, Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company.
The Consent Order also required the establishment of an improvement escrow account as assurance for completing such improvement obligations. In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. To meet its current escrow and development obligations under the 1992 Consent Order, the Company is required to deposit into escrow $5,160,000 in 1994 and $3,519,000 in 1995. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $7,528,000 as of December 31, 1994) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of March 24, 1995, approximately 75% of the customers whose lots are currently undeveloped have opted to exchange. The Company's goal is to eliminate its development obligation (with the exception of its maintenance obligation in Marion Oaks) under the 1992 Consent Order through this exchange program, completion of two commercial areas in Marion Oaks, sale of its second Citrus Springs Golf Course (with the buyer assuming the development obligation) and settlement of all remaining maintenance and improvements obligations in Citrus Springs through a final agreement with Citrus County (scheduled for approval in April 1995). Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property. As of December 31, 1994, the Company had estimated development obligations of approximately $2,412,000 on sold property, an estimated liability to provide title insurance and deeding costing $1,300,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $2,948,000, all of which are included in deferred revenue. The total cost, including the previously mentioned obligations, to complete improvements at December 31, 1994 to lots subject to the 1992 Consent Order and to lots in the St. Augustine Shores community was estimated to be approximately $17,600,000. As of December 31, 1994 and December 31, 1993 the Company had in escrow approximately $911,000 and $1,664,000, respectively, specifically for land improvements at certain of its Central and North Florida communities.

   The Company's continuing liquidity problems have precluded the timely payment of the full amount of its 1992 and 1993 real estate taxes, in addition to its 1994 real estate taxes, which are currently due. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay real estate taxes as monies are collected from customers. Delinquent real estate taxes aggregated approximately $2,676,000 as of December 31, 1994.

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

   On September 30, 1988, the Company entered into an agreement with Citrus County, Florida to establish the procedure for transferring final maintenance responsibilities for roads in the Company's Citrus Springs subdivision to Citrus County. The agreement obligated the Company to complete certain remedial work on previously completed improvements within the Citrus Springs subdivision by June 1, 1991. The Company was unable to complete this work by the specified date and negotiated with Citrus County for the transfer of final maintenance responsibility for the roads to the County. It is anticipated that the final agreement will be accepted by Citrus County in April 1995.

   Following the consummation of the Sixth Restatement, the Company conveyed certain properties to the landlord in satisfaction of its outstanding lease obligations for its executive office building in Miami, Florida. The Company also entered into a modification of its lease agreement, providing for a reduction of its rental expenses through June 30, 1994, at which time the Company would have the option of acquiring the leased premises or reinstating the lease according to its original terms. Should the landlord sell the leased premises to a third party at any time that the lease, or any modification thereof, is in effect, then the lease with the Company would be cancelled. In December, 1993, the landlord filed suit against the Company alleging that the Company defaulted in its obligation to make rental payments under the lease and seeking to accelerate lease payments. The Company completed a settlement of this litigation on October 27, 1994 as a result of funds being advanced under the Second Yasawa Loan and the posting of a letter of credit by Mr. Antony Gram, Chairman and Chief Executive Officer of the Company. See "Business: Recent Developments" and "Legal Proceedings".

   The Company placed certain properties in trust to meet its refund obligation to affected customers. On September 14, 1992, the Circuit Court of Dade County, Florida approved a settlement of certain class action litigation instituted by customers affected by the Marco permit denials, under the terms of which the Company was required, among other things, to convey more than 120 acres of multi-family and commercial land that had been placed in trust to the trustee of the 809 member class. As part of the settlement, the Company guaranteed the amount to be realized from the sale of the conveyed property. This guaranteed amount shall not exceed $2,000,000. Such settlement enabled the Company to resolve the claims of an additional 12.7% of its affected customers and re-evaluate the allowance for Marco permit costs. As a result of such analysis, the Company was able to reduce such allowance by $12,200,000, resulting in a $3,983,000 extraordinary gain in 1992 and a $500,000 credit to accrued expenses to be credited to paid-in capital following issuance of 250,000 shares of restricted Common Stock of the Company to the class members. At December 31, 1994, $2,897,000 remained in the allowance for Marco permit costs, including $578,000 relating to interest accrued on such obligations. Based upon the Company's experience with affected customers, the Company believes that its total obligations to the three remaining affected customers will not materially exceed the amount provided for in the accompanying Consolidated Financial Statements.

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

   To alleviate the negative cash flow impact arising from retail land sales while attempting to rebuild its sales volume, the Company implemented several new marketing programs which, among other things, adjusted the method of commission payments and required larger down payments. However, the nationwide economic recession, which was especially pronounced in the real estate industry, adverse publicity surrounding the industry which existed in 1990, the resulting, more stringent regulatory climate, and worldwide economic uncertainties have severely depressed retail land sales beginning in mid-1990 and continuing thereafter, resulting in a continuing liquidity crisis.

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

   In December, 1992, such bank debt was acquired by Mr. Gram and assigned to Yasawa. Through the sale of certain assets to Yasawa and its affiliates, including certain contracts receivable, and the exercise of the warrants by Yasawa, the Company was able to reduce such remaining debt from approximately $25,150,000 (including interest and fees) to approximately $5,106,000.
During 1994, the Yasawa Loan was reduced to $4,764,600. The agreement with Yasawa also provided the Company with a future line of credit of $1,500,000, all of which was drawn and outstanding as of December 31, 1994. During 1993, Selex loaned the Company an additional $5,400,000 pursuant to the Second and Third Selex Loans, of which $5,323,400 was outstanding as of December 31, 1994, and Yasawa loaned the Company an additional $2,122,000 as of December 31, 1994, pursuant to the Second Yasawa

Loan. The loans from Selex, Yasawa and their affiliates are collateralized by substantially all of the Company's assets.

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

   The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. However in 1994, Yasawa advanced ("Second Yasawa Loan") a total of $2,122,000 as of December 31, 1994, to meet the Company's minimum working capital requirements, to pay settlements with certain trade creditors reducing the Company's accounts payable by more than $1,000,000 and to settle certain litigation reducing the Company's exposure in excess of $5,000,000.

   Inasmuch as funding is not presently available to the Company from external sources and, as stated in their Amendment, Selex, Yasawa and their affiliates have not determined whether they will provide any further funds to the Company, the Company is facing a severe cash shortfall. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid certain real estate taxes which aggregate approximately $2,676,000 as of December 31, 1994 and is also subject to certain pending litigation filed by former employees, which may adversely affect the financial condition of the Company. See "Legal Proceedings."

   The Company is continuing to seek third parties to provide financing. As part of any such transaction, Selex, Yasawa and their affiliates have indicated that they are willing to sell or restructure all or a portion of their loans and Common Stock in the Company. They have also indicated that they are willing to sell their interests in the Company at a significant discount. Consummation of any such transaction may result in a change in control of the Company. There can be no assurance, however, that such transaction will result or that any financing will be obtained. Accordingly, the Company's Board of Directors is also considering other appropriate action given the severity of the Company's liquidity position including, but not limited, to filing for protection under the federal bankruptcy laws. See "Business: Recent Developments", "Legal Proceedings" and Notes 1, 5 and 8 to Consolidated Financial Statements.

ITEM 8

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     AND SUPPLEMENTAL DATA


                                                                      PAGE
                                                                     -----

Independent Auditors' Report........................                 36

Consolidated Balance Sheets as of December 31, 1994
  and December 31, 1993.............................                 37

Statements of Consolidated Operations for the years
 ended December 31, 1994, December 31, 1993 and
 December 25, 1992..................................                 39

Statements of Consolidated Stockholders' Equity
 (Deficiency) for the years ended December 31, 1994,
 December 31, 1993 and December 25, 1992............                 40

Statements of Consolidated Cash Flows for the years
 ended December 31, 1994, December 31, 1993 and
 December 25, 1992..................................                 41

Notes to Consolidated Financial Statements..........                 43

Supplemental Unaudited Quarterly Financial Data.....                 60


                                       INDEPENDENT AUDITORS' REPORT






TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE DELTONA CORPORATION:



   We have audited the consolidated balance sheets of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1994 and 1993 and the related statements of consolidated operations, consolidated stockholders' equity (deficiency) and consolidated cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

   As discussed in Note 2, uncertainty exists as to the Company's ability to estimate future cancellations of certain contracts and mortgages receivable sold with recourse and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. Accordingly, no provision for any additional reserves that may be necessary upon the resolution of this matter has been made in the financial statements.

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred substantial operating losses during 1994, 1993 and 1992, has continued to experience severe liquidity crises, causing the Company to be unable to meet certain contractual obligations, in some cases resulting in litigation that may have a substantial impact on the Company, and has a stockholders' deficiency at December 31, 1994. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
March 24, 1995

                                        CONSOLIDATED BALANCE SHEETS

                                 THE DELTONA CORPORATION AND SUBSIDIARIES

                                                  ASSETS
                                              (IN THOUSANDS)

                                          DECEMBER 31,            DECEMBER 31,
                                              1994                     1993
                                          ------------            ------------

Cash, including escrow deposits and
 restricted cast of $2,242 in 1994
 and $2,730 in 1993  (Note 7)........     $ 2,440                 $  3,008
                                          -------                 --------
Contracts receivable for land sales
 (Notes 2, 5 and 8)..................       7,830                    7,881

Less: Allowance for uncollectible
 contracts...........................      (1,373)                  (1,456)

      Unamortized valuation discount.        (913)                    (894)
                                          -------                 --------
Contracts receivable - net...........       5,544                    5,531
                                          -------                 --------

Mortgages and other receivables
 - net (Notes 2, 5 and 8)............       1,243                    3,946
                                          -------                 --------

Inventories, at lower of cost or net
 realizable value (Notes 3 and 5):

Land and land improvements...........      11,797                   12,443

Other................................         148                      163
                                          -------                 --------

        Total inventories............      11,945                   12,606
                                          -------                 --------

Property, plant and equipment
 - net (Notes 4 and 5)...............         653                    1,009
                                          -------                 --------

Prepaid expenses and other...........         284                      465
                                          -------                 --------

        Total........................     $22,109                 $ 26,565
                                          =======                 ========

        The accompanying notes are an integral part of the consolidated financial statements.

                                        CONSOLIDATED BALANCE SHEETS

                                 THE DELTONA CORPORATION AND SUBSIDIARIES

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                     (IN THOUSANDS EXCEPT SHARE DATA)


                                          DECEMBER 31,             DECEMBER 31,
                                              1994                      1993
                                          -----------              ------------
Mortgages and similar debt (Note 5):

   Mortgage notes payable.........        $ 14,070                 $ 13,284

   Other loans....................           2,500                    2,500
                                          --------                 --------

     Total mortgages and
         similar debt.....                  16,570                   15,784


Accounts payable-trade............             137                      948

Accrued interest payable (Note 5).           2,899                    1,570

Accrued taxes, other than income
 taxes............................           2,679                    1,518

Accrued expenses and other
 (Note 8).........................           2,559                    3,861


Customers' deposits...............             722                    1,051


Allowance for Marco permit costs
 (Note 9).........................           2,897                    2,886


Deferred revenue (Notes 7 and 8)..          10,467                   13,238
                                          --------                 --------

Total liabilities.................          38,930                   40,856
                                          --------                 --------
Commitments and contingencies
 (Notes 1, 2, 5, 7, 8, and 9):
Stockholders' equity (deficiency)
 (Notes 1, 5, and 10):

   Common stock, $1 par value-
    authorized 15,000,000 shares;
    outstanding: 6,668,765 shares
    in 1994 and 5,950,604 shares
    in 1993 (excluding 12,228
    shares held in treasury).....            6,669                     5,951


   Capital surplus...............           42,738                    42,080


   Accumulated deficit...........          (66,228)                  (62,322)
                                          --------                 ---------


Total stockholders' equity
 (deficiency)....................          (16,821)                  (14,291)
                                          --------                 --------


             Total...............         $22,109                  $ 26,565
                                          =======                  ========


        The accompanying notes are an integral part of the consolidated financial statements.

                                   STATEMENTS OF CONSOLIDATED OPERATIONS
                                 THE DELTONA CORPORATION AND SUBSIDIARIES
                                     (IN THOUSANDS EXCEPT SHARE DATA)

                                               YEARS ENDED
                            --------------------------------------------------
                               DECEMBER 31,     DECEMBER 31,    DECEMBER 25,
                                 1994             1993            1992
                              ------------     ------------    ------------
REVENUES

   Gross land sales (Note 7). $  2,994         $  3,170        $  2,515
   Less: Estimated
    uncollectible sales......     (712)            (486)           (248)
     Contract valuation
      discount...............     (224)            (252)           (175)
                              --------         --------        --------
   Net land sales............    2,058            2,432           2,092
   Sales-housing.............    2,543              344             -0-
   Recognized improvement
    revenue-prior period
    sales....................    1,214            4,725           2,404
   Interest income...........    1,046            1,197           3,584
   Gain on settlement of
    lease obligation (Note 8)    1,051              -0-             -0-
   Other (Note 11)...........      629            3,401           4,137
                               --------         --------        --------
        TOTAL................     8,541           12,099          12,217
                               --------         --------        --------

COSTS AND EXPENSES

   Cost of sales-land.......        574              656             629
   Cost of sales-housing....      2,169              292             -0-
   Cost of improvements-prior
    period sales............        711            3,574           2,048
   Cost of sales-other......        391            1,919           1,928
   Provision for uncollectible
    contracts...............        -0-            2,400             -0-
   Commissions, advertising,
    and other selling
    expenses................      2,608            6,008           3,917
   General and administrative
    expenses................      2,984            3,790           5,844
   Real estate tax..........      1,163              975           1,213
   Interest expense..........     1,847            1,257           3,356
                               --------         --------        --------
        TOTAL................    12,447           20,871          18,935
                               --------         --------        --------
LOSS FROM OPERATIONS BEFORE
 INCOME TAXES AND
 EXTRAORDINARY ITEMS........     (3,906)          (8,772)         (6,718)
PROVISION FOR INCOME TAXES
 (NOTE 6)...................        -0-              -0-              90
                               --------         --------        --------

LOSS FROM OPERATIONS
BEFORE EXTRAORDINARY ITEMS..     (3,906)          (8,772)         (6,808)


EXTRAORDINARY ITEMS:
   Gain from debt
    restructuring (Note 5)..        -0-              -0-          10,161
   Gain on settlement related
    to the Marco refund
    obligation (Note 9).....        -0-              -0-           3,983
                               --------         --------        --------
NET INCOME (LOSS)...........   $ (3,906)        $ (8,772)       $  7,336
                               ========         ========        ========


EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARES
   FROM (NOTE 10):
   Operations...............   $  ( .59)        $  (1.45)       $  (1.19)
   Extraordinary gain.......        -0-              -0-            2.48
                               --------         --------        --------
       NET INCOME (LOSS)....   $  ( .59)        $  (1.45)       $   1.29
                               ========         ========        ========

        The accompanying notes are an integral part of the consolidated financial statements.

    STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)

                THE DELTONA CORPORATION AND SUBSIDIARIES
                              (IN THOUSANDS)

FOR THE YEARS ENDED DECEMBER 31, 1994, DECEMBER 31, 1993 AND DECEMBER 25, 1992


                                COMMON STOCK     CAPITAL         ACCUMULATED
                                ($1 PAR VALUE)   SURPLUS           DEFICIT
                                --------------   --------        ------------

BALANCES, DECEMBER 27, 1992...  $  5,661         $ 42,056        $(60,886)
   Net proceeds from the
    exercise of Warrants......       290               24             -0-
   Net income for the year....       -0-              -0-           7,336
                                --------         --------        --------

BALANCES, DECEMBER 25, 1993...  $  5,951         $ 42,080        $(53,550)
   Net (loss) for the year....       -0-              -0-          (8,772)
                                --------         --------        --------

BALANCES, DECEMBER 31, 1994..   $  5,951         $ 42,080        $(62,322)
   Net proceeds from exercise
    of Warrants..............        718              698             -0-
   Net (loss) for the year...        -0-              -0-          (3,906)
                                --------         --------        --------

BALANCES, DECEMBER 31, 1994..   $  6,669         $42,738         $(66,228)
                                ========         =======         ========

        The accompanying notes are an integral part of the consolidated financial statements.

                                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                                 THE DELTONA CORPORATION AND SUBSIDIARIES

                                              (IN THOUSANDS)



                                                         YEARS ENDED
                            __________________________________________________

                               DECEMBER 31,     DECEMBER 31,    DECEMBER 25,
                                  1994             1993            1992
                               ------------     ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from operations:
     Proceeds from sale
      of residential units.... $  2,543         $    344        $    -0-
     Collections on contracts
     and mortgages receivable.    3,420            1,726           7,192
     Proceeds from sale or
      transfer of contracts
       receivable.............      -0-            1,059           8,615
     Down payments on and
      proceeds from sales
       of homesites and tracts.     592            1,517             861
     Proceeds from sale of Marco
      Trust property...........      22              444             817
     Proceeds (uses) from other
      sources..................     (44)             262             654
                               --------         --------        --------
        TOTAL CASH RECEIVED
         FROM OPERATIONS......    6,533            5,352          18,139
                               --------         --------        --------

   Cash expended by operations:
     Cash expended for
       residential units......    2,169              282             -0-
     Cash expended for land
      and land improvements...      816            5,028           3,626
     Customer refunds.........      136            1,248           1,296
     Commissions, advertising
      and other selling
       expenses...............    2,587            5,331           2,300
     General and administrative
      expenses.................   2,728            3,806           6,061
     Interest paid.............     398              258             153
     Real estate taxes paid....     192            1,030           2,665
                               --------         --------        --------
        TOTAL CASH EXPENDED
         BY OPERATIONS.........   9,026           16,983          16,101
                               --------         --------        --------
        NET CASH PROVIDED
        BY (USED IN) OPERATING
          ACTIVITIES...........  (2,493)         (11,631)          2,038
                               --------         --------        --------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Proceeds from sale of
   property, plant and
     equipment.................      24              493           2,014
   Payment for acquisition and
     construction of property,
     plant and equipment.......     (26)             (94)            (78)
                               --------         --------        --------
        NET CASH PROVIDED BY
        (USED IN) INVESTING
          ACTIVITIES...........     ( 2)             399           1,936
                               --------         --------        --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
   New borrowings..............   2,122            6,900           3,000
   Repayment of borrowings.....    (195)            (282)         (3,504)
                               --------         --------        --------
        NET CASH PROVIDED BY
         (USED IN) FINANCING
          ACTIVITIES..........    1,927            6,618            (504)
                               --------         --------        --------
Net increase (decrease)
 in cash and short
 term investments..............    (568)          (4,614)          3,470
Cash and short term investments,
 at beginning of year..........   3,008            7,622           4,152
                               --------         --------        --------
Cash and short term investments,
 at end of year..........      $  2,440         $  3,008        $  7,622
                               ========         ========        ========

        The accompanying notes are an integral part of the consolidated financial statements.

                     THE DELTONA CORPORATION AND SUBSIDIARIES

                                  (IN THOUSANDS)


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED
IN) OPERATING ACTIVITIES:


                                            YEARS ENDED
                             _____________________________________________
                             DECEMBER 31,    DECEMBER 31,     DECEMBER 25,
                                1994            1993             1992
                             ------------    ------------     -----------
Net income (loss)........    $   (3,906)     $   (8,772)      $    7,336
                             ----------      ----------       ----------
Adjustments to reconcile
net income (loss) to net
cash provided by (used in)
 operating activities:
   Depreciation and
    amortization.......              86             104              175
   Provision for
    estimated uncol-
    lectible sales.....             712           2,886              248
   Contract valuation
    discount, net of
    amortization.........            19            (255)          (3,063)
   Net gain on sale of
    property, plant and
    equipment...........            (34)            (50)            (448)
   Extraordinary (gain)
    loss from debt
    restructuring........            -0-             -0-         (10,161)
   Extraordinary gain
    on settlement related
    to the Marco refund
    obligation...........            -0-             -0-          (3,983)
(Increase) decrease in
  assets and increase
  (decrease) in liabilities:
   Gross contracts
   receivable plus
   deductions from reserves.        (13)           (546)          17,547
   Mortgages and other
    receivables............       2,513           2,204           (3,483)
   Land and land improvements       646             (25)           4,462
   Land held for sale or
    transfer............            -0-             -0-            4,979
   Housing completed or
    under construction
       and other........             15           1,088             (907)
   Prepaid expenses and
    other..............             181              67              371
   Accounts payable,
   accrued expenses and
    other.............              377            (460)            (717)
   Customers' deposits.            (329)         (1,605)           1,030
   Allowance for Marco
    permit costs............         11            (963)            (287)
   Deferred revenue.........     (2,711)         (5,304)          (2,137)
                             ----------      ----------       ----------
     Total adjustments and
      changes...............      1,413          (2,859)          (5,298)
                             ----------      ----------       ----------
Net cash provided by
(used in) operating
activities.................. $    2,493      $  (11,631)      $    2,038
                             ==========      ==========       ==========


SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

Assets assigned or conveyed
 as a reduction of accrued
 expenses, mortgages and
 notes payable and settlement
  of Marco refund obligation:
   Contracts and mortgages
    receivable (net). .      $       50      $      708       $    7,266
                             ==========      ==========       ==========
   Land and land improve-
    ments, including land
    held for bulk sale or
    future development....   $      202      $      202       $   11,522
                             ==========      ==========       ==========
   Property, plant and
    equipment..........      $      -0-      $      -0-       $    1,338
                             ==========      ==========       ==========
Reduction of accrued
expenses, mortgages and
 notes payable
 as a result of assignment
 and conveyance agreements.  $      -0-      $      -0-       $   25,866
                             ==========      ==========       ==========
Reduction of Allowance for
Marco permit costs in
settlement related to the
Marco refund obligation...   $      -0-      $      -0-       $   12,182
                             ==========      ==========       ==========
Common Stock issued for
 reduction of long-term
 debt....................    $    1,140      $      -0-       $      341
                             ==========      ==========       ==========
Common stock issued for
Marco permit costs......     $      236      $      -0-       $      -0-
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

   Although the Company reported net income of $7,336,000 for 1992, primarily due to extraordinary gains of $10,161,000 from debt restructuring and $3,983,000 from a settlement related to the Marco refund obligation, such that it was able to reduce the stockholders' deficiency to $5,519,000 as of December 25, 1992, the Company incurred a loss from operations for 1992 of $6,808,000, for 1993 of $8,772,000 and for 1994 of $3,906,000,
resulting in a stockholders' deficiency of $16,821,000 as of December 31, 1994. The Company has continued to experience liquidity problems, causing it to be unable to fully implement its marketing program and to meet certain contractual obligations, primarily relating to the repayment of debt and the completion of improvements. The Company must obtain additional financing to accomplish the objectives of satisfying or substantially reducing its current debt obligations and provide the financial stability that will allow the Company to accomplish the objectives of a successful business plan. These matters raise substantial doubt about the Company's ability to continue as a going concern.

   Following the completion of the restructuring of its bank debt in 1992 (see Note 5), the Company commenced the implementation of its business plan by undertaking a new marketing program which included the Company's re-entry into the single-family housing business. To accomplish the objectives of its business plan required the Company to obtain financing during 1993 and 1994 and will require the Company to obtain additional financing in 1995. The transactions described in Note 5 with Selex International B.V., a Netherlands corporation ("Selex"), Yasawa Holding, N.V., a Netherlands Antilles corporation ("Yasawa"), and their affiliates provided the Company with a portion of its financing requirements enabling the Company to commence implementation of the marketing program and attempt to accomplish the objectives of its business plan, but additional financing will be required in 1995. Selex, Yasawa and their affiliates are uncertain as to whether they will provide any further funds to the Company.
While the Company, together with Selex, Yasawa and their affiliates, is seeking third parties to provide financing for the Company and, as part of any such transaction, Selex, Yasawa and their affiliates have indicated their willingness to sell or restructure all or a portion of their loans and Common Stock in the Company, such financing has not yet become available. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its escrow account obligations to the State of Florida, Department of Business Regulation, Division of Land Sales, Condominiums and Mobile Homes (the "Division") pursuant to the Company's 1992 Consent Order with the Division (the "1992 Consent Order"), its obligation to pay certain real estate taxes, and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Additionally, the Company is subject to certain pending litigation by former employees which may adversely affect the financial condition of the Company (See Notes 5 and 8).

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


1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES -
(CONTINUED)


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

   Since 1986, the Company has used a 52-53 week fiscal year ending on the last Friday of the year. The year ended December 31, 1993 contained 53 weeks, and the year ended December 25, 1992 contained 52 weeks. The effect on the financial statement of the extra week in 1993 was not material. Commencing in 1994, the Company returned to a fiscal year ended December 31.

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

   At the time of recording a sale the Company records an allowance for the estimated cost to cancel the related contracts receivable through a charge to the provision for uncollectible sales. The amount of this provision and the adequacy of the allowance is determined by the Company's continuing evaluation of the portfolio and past cancellation experience. While the Company uses the best information available to make such evaluations, future adjustments to the allowance may be necessary as a result of future national and international economic and other conditions that may be beyond the Company's control. Changes in the Company's estimate of the allowance for previously recognized sales will be reported in earnings in the period in which they become estimable and are charged to the provision for uncollectible contracts.

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

         THE DELTONA CORPORATION AND SUBSIDIARIES



1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES -
(CONTINUED)


   Bulk land sales are recorded and profit is recognized in accordance with FASB No. 66. Bulk land sales of approximately $315,000, $113,000 and $226,000 are included in gross land sales for the years ended December 31, 1994, December 31, 1993 and December 25, 1992, respectively.

   Sales of houses and vacation ownership units, as well as all related costs and expenses, are recorded at the time of closing.


   Interest costs directly related to, and incurred during, a project's construction period are capitalized. Such capitalized interest amounted to $-0-, $164,000 and $100,000 for the years ended December 31, 1994, December 31, 1993 and December 25, 1992, respectively.

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

   Certain amounts in the 1992 financial statements have been reclassified for comparative purposes to the 1993 and 1994 presentation.

             THE DELTONA CORPORATION AND SUBSIDIARIES

2. CONTRACTS AND MORTGAGES RECEIVABLE

   At December 31, 1994, interest rates on contracts receivable outstanding ranged from 5.0% to 12.0% per annum (weighted average approximately 8.4%). The approximate principal maturities of contracts receivable (including $50,470 restricted for use in the Marco refund program, see Note 9) were:

                                                                  DECEMBER 31,
                                                                     1994
                                                                  ------------
                                                                  (IN THOUSANDS)
1995...................................                           $   1,074
1996...................................                               1,139
1997...................................                               1,188
1998...................................                               1,219
1999...................................                               1,040
2000 and thereafter....................                               2,170
                                                                  ---------
        Total...................                                  $   7,830
                                                                  =========

   If a regularly scheduled payment on a contract remains unpaid
30 days after its due date, the contract is considered delinquent. Aggregate delinquent contracts receivable at December 31, 1994 and December 31, 1993 approximate $2,140,000 and $1,717,000, respectively.

   Information with respect to interest rates and average contract lives used in valuing new contracts receivable generated from sales follows:


                            AVERAGE          AVERAGE STATED          DISCOUNTED
        YEARS ENDED          TERM           INTEREST RATE            TO YIELD
        -----------         -------          --------------          ----------
December 31, 1994.........   92 months            8.4%                 13.5%
December 31, 1993.........   98 months            7.8%                 13.5%
December 25, 1992.........  111 months            8.4%                 13.5%


        In December, 1992, as described above, the Company sold
$10,800,000 of contracts and mortgages receivable to an affiliate of Yasawa at face value, applying the proceeds therefrom to reduce the Bank Loan acquired by Yasawa.

        In March, 1993 the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount $150,000. As of December 31, 1994, the balance of the holdback account was $107,000.

        In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totalling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000, respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,297,000 as of December 31, 1994). The

            THE DELTONA CORPORATION AND SUBSIDIARIES


2. CONTRACTS AND MORTGAGES RECEIVABLE - (CONTINUED)

purchaser of these receivables has experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. The Company is unable to determine what effect this will have, if any, on future cancellations, since it is unable to determine how the bankruptcy will impact servicing and collection procedures and the customers' determination to continue to pay under those contracts. The Company has fully reserved for the amount of the holdback account and the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. The Company was unable to replace or repurchase $1,148,000 in delinquent contracts in 1994, which amount was deducted from the deposit held by the purchaser of the receivables as security.

        The Company was the guarantor of approximately $25,608,000 of contracts receivable sold or transferred as of December 31, 1994, for the transactions described above, had $775,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date and had established $775,000 as a liability for the Company's obligation under the recourse provisions. The Company has been in compliance with all receivable transactions since the consummation of sales.

        The Company anticipates that it will be necessary to complete additional sales and financings of a portion of its receivables in 1995. There can be no assurance, however, that such sales and/or financings can be accomplished.

        On July 24, 1991, the Company assigned mortgages receivable, including accrued interest and payments collected thereon from December 1990 through July 1991, of approximately $6,400,000 to its principal lending banks to be applied to reduce its outstanding bank debt. (See Note 5)

3. INVENTORIES

   Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows:

                                         DECEMBER 31,             DECEMBER 31,
                                           1994                      1993
                                        ------------             ------------
                                                    (IN THOUSANDS)
Unimproved land.......                   $    444                 $    444
Land in various stages of development.      4,014                    4,888
Fully improved land...................      7,339                    7,111
                                         --------                 --------
        Total.................           $ 11,797                 $ 12,443
                                         ========                 ========

   Land and land improvements include approximately $202,000 of land placed in the Marco Island and Marco Shores trusts for the Marco refund program as of December 31, 1994 and December 31, 1993 (see Note 9). Other inventories consists primarily of vacation ownership units completed (see Note 5).

            THE DELTONA CORPORATION AND SUBSIDIARIES

4. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment and accumulated depreciation consist of the following:



                      DECEMBER 31, 1994              DECEMBER 31, 1993
                      ----------------               -----------------
                                   ACCUMULATED                  ACCUMULATED
                       COST        DEPRECIATION      COST       DEPRECIATION
                       -----       ------------      -----      -----------
                                           (IN THOUSANDS)
Land and land
improvements.          $   128     $   -0-           $   143    $   -0-
Other buildings,
 improvements and
 furnishings.......      1,449         983             1,954      1,250
Construction and other
 equipment...........    1,492       1,433             1,661      1,543
Construction work
 in progress....           -0-         -0-                44        -0-
                       -------     -------           -------    -------
        Total........  $ 3,069     $ 2,416           $ 3,802    $ 2,793
                       =======     =======           =======    =======


   Depreciation charged to operations for the years ended
December 31, 1994, December 31, 1993 and December 25, 1992 was approximately $86,000, $104,000 and $175,000, respectively.

5. MORTGAGES AND SIMILAR DEBT

   Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries.

   The following table presents information with respect to mortgages and similar debt (in thousands):

                                           DECEMBER 31,            DECEMBER 31,
                                              1994                    1993
                                           ------------            ------------
Mortgage Notes Payable ...                 $ 14,070                $ 13,284
Other Loans...............                    2,500                   2,500
                                           --------                --------
        Total Mortgages and
                Similar Debt.              $ 16,570                $ 15,784
                                           ========                ========

   Included in Mortgage Notes Payable is the $3,000,000 First Selex Loan ($1,860,000 as of December 31, 1994), the $1,000,000
Second Selex Loan ($961,000 as of December 31, 1994), the $4,400,000 Third Selex Loan ($4,362,400 as of December 31, 1994),
and the $4,900,000 Yasawa Loan ($4,764,600 as of December 31,
1994) and the Second Yasawa Loan ($2,122,000 as of December 31,
1994). Other loans include the $1,000,000 Empire note and the $1,500,000 Scafholding Loan.

   These mortgage notes payable and other loans are in default as of December 31, 1994 due to the non-payment of interest and principal. The lenders have not taken any action as a result of these defaults.

            THE DELTONA CORPORATION AND SUBSIDIARIES


5. MORTGAGES AND SIMILAR DEBT - (CONTINUED)

   On June 19, 1992, Selex loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial 18 months of the Loan and interest payments due quarterly thereafter. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, as modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of March 24, 1995, the Company was in default of the First Selex Loan inasmuch as accrued interest in the amount of $716,700 (including $673,800 due December 31, 1994) remained unpaid.

   One million dollars of the proceeds from the First Selex Loan was used by the Company to acquire certain commercial and multi-family properties at the Company's St. Augustine Shores community at their net appraised value, from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres. Namely, (i) $416,000 was used to acquire 48 undeveloped condominium units (twelve 4 unit building sites) and 4 completed (and rented) condominium units from Conquistador, in which Messrs. Zwaans and Muyres serve as directors, as well as President and Secretary/Treasurer, respectively; (ii) $485,000 was used to acquire 4 commercial lots from Swan Development Corporation, in which Messrs. Zwaans and Muyres also serve as directors, as well as President and Secretary, respectively; and
(iii) approximately $99,000 was used to reacquire, from Mr. Muyres, all of his rights, title and interest in that certain contracts with the Company for the purchase of a commercial tract in St. Augustine Shores, Florida. None of the commercial and multi-family property acquired by the Company from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres collateralizes the First Selex Loan. In March, 1994, Conquistador exercised its right to repurchase certain multi-family property from the Company (which right had been granted in connection with the June, 1992 Selex transaction) at a price of $312,000, of which $260,000 was paid in cash to the Company and $52,000 was applied to reduce interest due to Selex under the Second Selex Loan ("First Conquistador Acquisition").

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

            THE DELTONA CORPORATION AND SUBSIDIARIES


5. MORTGAGES AND SIMILAR DEBT - (CONTINUED)

   On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of March 24, 1995); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

   The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, at which time only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. During 1994, an assignment of a mortgage receivable and miscellaneous sales of collateral reduced the Yasawa Loan to $4,765,000 as of December 31, 1994. As of March 24, 1995, $5,418,300 in principal and accrued interest was in default under the Yasawa Loan.

   On April 30, 1993 Selex loaned the Company an additional $1,000,000 collateralized by a first mortgage on certain of the Company's property in its Marion Oaks, Florida community (the "Second Selex Loan"). The Second Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. The Second Selex Loan provides for principal to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. Although Selex had certain conversion rights under the Second Selex Loan in the event the Company sold any Common Stock or Preferred Stock prior to payment in full of all amounts due to Selex under the Second Selex Loan, such rights were voided as of December 31, 1993. As of March 24, 1995, $39,000 in principal and $52,000 in accrued interest had been repaid under the Second Selex Loan, but accrued interest of $154,600 due under the Loan as of March 24, 1995, as well as the principal balance of $961,000, remained unpaid and in default. The Second Conquistador Acquisition, discussed below, will, when closed, satisfy the debt due and payable under the Second Selex Loan.

           THE DELTONA CORPORATION AND SUBSIDIARIES


5. MORTGAGES AND SIMILAR DEBT - (CONTINUED)

   From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. As of March 24, 1995, $37,600 in principal had been repaid under the Third Selex Loan, but accrued interest of $742,600 due under the Loan as of March 24, 1995, as well as the principal balance of $4,362,400, remained unpaid and in default. The Second Conquistador Acquisition, discussed below, will, when closed, provide a reduction of the debt due and payable under the Third Selex Loan.

   In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses and to effectuate settlements with the Company's principal creditors.
As of March 24, 1995, an aggregate amount of $2,242,000 had been advanced to the Company under the Second Yasawa Loan and $115,600 in accrued interest remains unpaid.

   The Company has approved a Purchase and Sale Agreement with Conquistador Development Corporation ("Second Conquistador Acquisition") for the sale of an administration building and multi-family site in the Company's St. Augustine Shores community as well as the remaining lot inventory in the Company's Feather Nest community at Marion Oaks in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. The amount of debt reduction is equivalent to the amount of Mr. Marcel Muyres' participation in those loans as of January 31, 1995. In a separate transaction, Conquistador Development Corporation and the Company approved a Purchase and Sale Agreement ("Third Conquistador Acquisition") for the sale of four single family residential lots in the St. Augustine Shores community for $100,000 in cash. The Second and Third Conquistador Acquisitions are anticipated to close by April 30, 1995.

   As previously stated, Messrs. Muyres and Zwaans also serve as directors and executive officers of M&M. The Company has leased certain office space to M&M at its St. Augustine Shores community pursuant to a Lease Agreement dated August 10, 1990. Although the aggregate annual rental payments under such Lease are less than $60,000, as of March 24, 1995, M&M was in default of its obligations under the Lease inasmuch as delinquent rental payments (including reimbursement for real estate taxes) of approximately $21,260 remain unpaid. Payment of delinquent rental payments will be made upon closing of the Second Conquistador Acquisition.

   Interest due to Selex, Yasawa and their affiliates as of December 31, 1994 in the aggregate amount of $2,899,500 remained unpaid and in default as of March 24, 1995. Through March 24, 1995, $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option, $39,000 in principal and $52,000 in accrued interest was repaid under the Second Selex Loan, $37,600 in principal was repaid under the Third Selex Loan, and $133,900 in principal and $346,000 in accrued interest was repaid under the Yasawa loan. As of March 24, 1995, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $19,999,400 including interest, all of which are in default, including approximately $10,359,600, which is owed to Selex, including accrued and unpaid interest of approximately

          THE DELTONA CORPORATION AND SUBSIDIARIES


5. MORTGAGES AND SIMILAR DEBT - (CONTINUED)

$2,176,200 (10% per annum on the First Selex Loan, 11% per annum on the Second and Third Selex Loans and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $7,776,000, which owed to Yasawa, including accrued and unpaid interest of approximately $769,200 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $1,864,000, which is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $364,000 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

6. INCOME TAXES

   For 1992, the Company had income before consideration of any net operating loss carryforwards for book purposes. Deferred taxes were provided for alternative minimum tax. The deferred provision for 1992 for alternative minimum tax resulted from the enactment of the alternative minimum tax provisions under the Tax Reform Act of 1986. Under these federal income tax provisions, a corporation may offset only 90% of its alternative minimum taxable income with net operating loss carryovers.

   Prior to December 26, 1992, the Company accounted for income taxes in accordance with Accounting Principles Board Opinion No.
11. Effective December 26, 1992, the Company adopted Statement of Accounting Standard No. 109 "Accounting for Income Taxes." There was no effect from the adoption of this standard. Under this standard deferred income assets and liabilities are computed annually for the difference between financial statements and the tax bases of assets and liabilities that will result in taxable or deductible amounts in the future bases on enacted tax and rates applicable to periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred assets and liabilities.

   For the years ended December 31, 1994 and 1993, the Company had a net loss for tax purposes and, as a result, there was no tax payable or refundable and there was no change in the net deferred tax asset. Accordingly, there was no tax provision for such years.

  As of December 31, 1993, the Company had a net deferred tax asset of approximately $25,564,000 which primarily resulted from the tax effect of the Company's net operating loss carryforward of $21,719,000 and losses on subsidiaries sold in prior years of $3,944,000. A valuation allowance of $25,564,000 has been established against the net deferred tax asset.

   As of December 31, 1994, the Company had a net deferred tax asset of approximately $25,437,000 which primarily resulted from the tax effect of the Company's net operating loss carryforward of $21,289,000 and losses on subsidiaries sold in prior years of $3,960,000. A valuation allowance of $25,437,000 has been established against the net deferred tax asset.

   The Company's regular net operating loss carryover for tax purposes is estimated to be $55,182,000 at December 31, 1994, of which $6,555,000 will be available through 1995, $4,733,000 through 1996, $11,022,000 through 1999, $364,000 through 2002,
$9,189,000 through 2005, $9,780,000 through 2006, and the
remainder through 2009. In addition to the net operating loss carryover, investment tax credit carryovers of approximately $259,000, which expire from 1994 through 2001, are available to reduce federal income tax liabilities only after the net operating loss carryovers have been utilized.

            THE DELTONA CORPORATION AND SUBSIDIARIES


6. INCOME TAXES - (CONTINUED)

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

7. LIABILITY FOR IMPROVEMENTS

   The Company has an obligation to complete land improvements upon deeding which, depending on contractual provisions, typically occurs within 90 to 120 days after the completion of payments by the customer. The estimated cost to complete improvements to lots and tracts at December 31, 1994 and December 31, 1993 was approximately $17,600,000 and $18,574,000 (as adjusted for the 1992 Consent Order), respectively. The foregoing estimates reflect the Company's current development plans at its communities (see Note 8). These estimates include estimated development obligations applicable to sold lots of approximately $2,412,000 and $2,825,000, respectively, a liability to provide title insurance and deeding costing $1,300,000 and $951,000, respectively, and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $2,948,000 and $3,852,000, respectively, all of which are included in deferred revenue. Included in cash at December 31, 1994 and December 31, 1993, are escrow deposits of $911,000 and $1,664,000, respectively, restricted for completion of improvements in certain of the Company's communities.

   In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of March 24, 1995, approximately 75% of the customers whose lots are currently undeveloped have opted to exchange. The Company's goal is to eliminate its development obligation (with the exception of its maintenance obligation in Marion Oaks) under the 1992 Consent Order through this exchange program, completion of two commercial areas in Marion Oaks, sale of its second Citrus Springs Golf Course (with the buyer assuming the development obligation) and settlement of all remaining maintenance and improvements obligations in Citrus Springs through a final agreement with Citrus County (scheduled for approval in April 1995).

   The anticipated expenditures for land improvements to complete areas from which sales have been made through December 31, 1994 are as follows:


                                                              DECEMBER 31, 1994
                                                             -----------------
                                                               (IN THOUSANDS)
1995.................................                             $ 1,399
1996.................................                               1,781
1997.................................                               4,853
1998.................................                               9,567
                                                                  -------
        Total................                                     $17,600
                                                                  =======



8. COMMITMENTS AND CONTINGENT LIABILITIES

   Total rental expense for the years ended December 31, 1994, December 31, 1993 and December 25, 1992 was approximately
$773,000, $808,000 and $1,164,000, respectively.

            THE DELTONA CORPORATION AND SUBSIDIARIES


8. COMMITMENTS AND CONTINGENT LIABILITIES - (CONTINUED)

   The Company has no real estate leases that extend beyond 1995.
Estimated rental expense under these leases is expected to be approximately $175,000. The Company has no material equipment leases.

   During 1983 the Company entered into a sale-leaseback agreement on its executive office building. Following the consummation of the Sixth Restatement, the Company conveyed certain properties to the landlord in satisfaction of its outstanding lease obligations for its executive office building in Miami, Florida. The Company also entered into a modification of its lease agreement, providing for a reduction of its rental expenses through June 30, 1994, at which time the Company would have the option of acquiring the leased premises or reinstating the lease according to its original terms. If the landlord were to sell the leased premises to a third party at any time that the lease, or any modification thereof, is in effect, then the lease with the Company would be cancelled. In the action styled FIVE POINTS LIMITED V. THE DELTONA CORPORATION, Case No. 93-22877, filed in the Circuit Court for Dade County, Florida and served upon the Company on December 8, 1993, the plaintiff sought damages against the Company for an alleged breach of the lease for its office building. The complaint alleged that the Company had defaulted on its obligation to make payments under the lease and sought damages in excess of $272,000 for additional past due rent, plus damages for acceleration of lease payments in excess of $4,000,000. On February 17, 1994 the Court entered an Order requiring the Company to pay uncontested back rent of approximately $240,000, plus uncontested monthly rents of approximately $48,000, commencing on March 1, 1994. As of December 31, 1994, approximately $41,500 had been garnished by the Court under this Order. The Plaintiff has obtained multiple judgments in the amount of $647,000 as of December 31, 1994. These judgments have been recorded in certain of the Company's communities. As set forth in the Company's filing on September 1, 1994 of its Form 10-K for the fiscal year ended December 31, 1993, the Company had entered into a Settlement Agreement with the plaintiff which needed to be consummated on or before October 17, 1994. The Company also stated that new financing would be required to consummate the settlement agreement and that failure to fund this agreement would result in continued litigation and a likely substantial judgement against the Company. The settlement agreement was consummated on October 27, 1994 as a result of funds being advanced by Yasawa and the posting of a letter of credit by Mr. Antony Gram, Chairman and Chief Executive Officer of the Company.

   The profit on the sale-leaseback agreement was included in deferred revenue and amortized as a reduction in rent expense over the term of the lease which, according to its terms would expire March 31, 1998. At December 31, 1993, $1,205,000 of the profit remained in deferred revenue. On October 27, 1994, the date on which the above referenced settlement agreement was consummated, all of the profit remaining in deferred revenue was recognized resulting in a gain of $1,051,000.

   Homesite sales contracts provide for the return of all monies paid in (including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto. The aggregate amount of all monies paid in (including paid-in interest) on all homesite contracts having outstanding contractual obligations (primarily to complete improvements) at December 31, 1994 was approximately $7,343,200.

            THE DELTONA CORPORATION AND SUBSIDIARIES


8. COMMITMENTS AND CONTINGENT LIABILITIES - (CONTINUED)

   As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, the Company, in February, 1980, entered into a Consent Order with the Division which provided a program for notifying affected customers. The Consent Order, which was restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills community, the transfer of development obligations to core growth areas of the community); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka, Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company.
The Consent Order also required the establishment of an improvement escrow account as assurance for completing such improvement obligations. In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. To meet its current escrow and development obligations under the 1992 Consent Order, the Company is required to deposit into escrow $5,160,000 in 1994 and $3,519,000 in 1995. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $7,528,000 as of December 31, 1994) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of March 24, 1995, approximately 75% of the customers whose lots are currently undeveloped have opted to exchange. The Company's goal is to eliminate its development obligation (with the exception of its maintenance obligation in Marion Oaks) under the 1992 Consent Order through this exchange program, completion of two commercial areas in Marion Oaks, sale of its second Citrus Springs Golf Course (with the buyer assuming the development obligation) and settlement of all remaining maintenance and improvements obligations in Citrus Springs through a final agreement with Citrus County (scheduled for approval in April 1995). Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property. As of December 31, 1994, the Company had estimated development obligations of approximately $2,412,000 on sold property, an estimated liability to provide title insurance and deeding costing $1,300,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $2,948,000, all of which are included in deferred revenue. The total cost, including the previously mentioned obligations, to complete improvements at December 31, 1994 to lots subject to the 1992 Consent Order and to lots in the St. Augustine Shores community was estimated to be approximately $17,600,000. As of December 31, 1994 and December 31, 1993 the Company had in escrow approximately $911,000 and $1,664,000, respectively, specifically for land improvements at certain of its Central and North Florida communities.

            THE DELTONA CORPORATION AND SUBSIDIARIES


8. COMMITMENTS AND CONTINGENT LIABILITIES - (CONTINUED)

   Based upon the Company's experience with affected customers, the Company believes that the total refunds arising from delays in completing such improvements will not materially exceed the amount provided for in the consolidated financial statements. Approximately $49,000 and $64,000 of the provision for the total refunds relating to the delays of improvements remained in accrued expenses and other at December 31, 1994 and December 31, 1993, respectively.

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

   In addition to the matters discussed above and in Note 9, the Company is a party to other litigation relating to the conduct of its business which is routine in nature and, in the opinion of management, should have no material effect upon the Company's operation. See "Legal Proceedings".

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

   The Company placed certain properties in trust to meet its refund obligation to affected customers. On September 14, 1992, the Circuit Court of Dade County, Florida approved a settlement of certain class action litigation instituted by customers affected by the Marco permit denials, under the terms of which the Company was required, among other things, to convey more than 120 acres of multi-family and commercial land that had been placed in trust to the trustee of the 809 member class. As part of the settlement, the Company guaranteed the amount to be realized from the sale of the conveyed property. This guaranteed amount shall not exceed $2,000,000.

            THE DELTONA CORPORATION AND SUBSIDIARIES


9. MARCO ISLAND-MARCO SHORES PERMITS - (CONTINUED)

Such settlement enabled the Company to resolve the claims of an additional 12.7% of its affected customers and re-evaluate the allowance for Marco permit costs. As a result of such analysis, the Company was able to reduce such allowance by $12,200,000, resulting in a $3,983,000 extraordinary gain in 1992 and a $500,000 credit to accrued expenses to be credited to paid-in capital following issuance of 250,000 shares of restricted Common Stock of the Company to the class members. At December 31, 1994, $2,897,000 remained in the allowance for Marco permit costs, including $578,000 relating to interest accrued on such obligations. Based upon the Company's experience with affected customers, the Company believes that its total obligations to the three remaining affected customers will not materially exceed the amount provided for in the accompanying Consolidated Financial Statements. See "Legal Proceedings".

   Information with respect to the allowance for Marco permit costs follows:


                                            DECEMBER 31,            DECEMBER 31,
                                                1994                    1993
                                            ------------            ------------
                                                         (IN THOUSANDS)
Refunds requested by affected customers.....$   319                 $   332
Reserve for settlement guarantee............  2,000                   2,000
Accrued interest on actual and estimated
 refund obligation..........................    578                     554
                                            -------                 -------
        Total.......................        $ 2,897                 $ 2,886
                                            =======                 =======



10.COMMON STOCK AND EARNINGS PER SHARE INFORMATION

   Under the Company's 1987 Stock Incentive Plan (the "Stock Plan"), an aggregate of 500,000 shares of Common Stock have been reserved for the granting of non-qualified stock options and the award of incentive shares to such executive officers and other key employees of the Company as may be determined by the Committee administering the Stock Plan. The extent to which incentive shares are earned and charged to expense will be determined at the end of the three-year award cycle, based on the achievement of the Company's net income goal for the award cycle. Payment of incentive shares earned may be made in shares of the Company's Common Stock and/or cash. If paid in cash, such payment will be based on the average daily closing price of the Company's Common Stock during the last month of the award cycle. The option features of the Stock Plan are substantially the same as the Company's incentive stock option plan described above. A total of 79,940 shares were issued and $233,412 was paid with respect to awards earned under the Stock Plan as of December 29, 1989 and no additional awards were granted until March 1993 when Bruce Weiner was granted 20,000 shares of the Company's Common Stock at a price of $4.00 per share, which was in excess of the market value of the Company's Common Stock on the grant date. Such option expired unexercised following Mr. Weiner's removal as an officer of the Company in 1994.

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

            THE DELTONA CORPORATION AND SUBSIDIARIES


10.COMMON STOCK AND EARNINGS PER SHARE INFORMATION - (CONTINUED)

   On December 2, 1992, the Company entered into a Warrant Exercise and Debt Reduction Agreement with Yasawa, providing for the number of shares issuable upon acquisition of the Warrants by Yasawa and the exercise of such Warrants by Yasawa to be increased from 277,387 shares of Common Stock to 289,637 shares of Common Stock, and adjusting the exercise price to an aggregate of approximately $314,000. On December 11, 1992, following the acquisition of the Bank Loan and the Warrants by Mr. Gram and the immediate transfer of the Bank Loan and the Warrants by Mr. Gram to Yasawa, Yasawa exercised the Warrants in exchange for debt reduction credit to the Company of approximately $314,000.

   As part of the Selex transaction, Selex was granted an option which was approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, to convert the Selex Loan, or any portion thereof, into a maximum of 850,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). However, on September 14, 1992, Selex formally waived and relinquished its right to exercise the Option as to 250,000 shares of the Company's Common Stock to enable the Company to settle certain litigation involving the Company through the issuance of approximately 250,000 shares of the Company's Common Stock to the claimants, without jeopardizing the utilization of the Company's net operating loss carryforward. On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (42.06% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of March 24, 1995).

   Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The earnings (loss) per share and the average number of shares of Common Stock and common stock equivalents used to calculate earnings per share for 1994, 1993 and 1992 were $(3,906,000), $(8,772,000) and $7,336,000 and
6,668,765, 6,065,743 and 5,694,236, respectively.

            THE DELTONA CORPORATION AND SUBSIDIARIES


11. BUSINESS SEGMENTS


                                          YEARS ENDED
______________________________________________________________________________
                           DECEMBER  DECEMBER  DECEMBER  DECEMBER   DECEMBER
                           31, 1994  31, 1993  25, 1992  27, 1991   28, 1990
                          --------  --------  --------  --------   --------
                                             (IN THOUSANDS)
REVENUES
Real estate:
 Net land sales(a)........ $  2,058  $  2,432  $  2,092  $  1,154   $ 11,612
 Housing revenues.........    2,543       344       -0-       120      1,919
 Improvement revenues(b)..    1,214     4,725     2,404       -0-      2,152
 Interest income(c).......    1,046     1,197     3,584     5,270      8,236
 Other....................      -0-        67       -0-       -0-        -0-
                           --------  --------  --------  --------    --------
        Total real estate..   6,861     8,765     8,080     6,544     23,919
Other(d)..................    1,832     3,447     4,372     4,510      5,436
Intersegment sales(e).....     (152)     (113)     (235)     (270)      (322)
                           --------  --------  --------  --------   --------
        TOTAL..............$  8,541  $ 12,099  $ 12,217  $ 10,784   $ 29,033
                           ========  ========  ========  ========   ========
OPERATING PROFITS (LOSSES)
Real estate............... $  1,055  $ (3,073) $  1,486  $ (6,750)  $   (798)
Other.....................    1,033       279     2,209     1,928      1,789
General corporate expense..  (4,147)   (4,721)   (7,057)   (7,811)   (10,602)
Interest expense...........  (1,847)   (1,257)   (3,356)   (6,896)    (7,397)
                           --------  --------  --------  --------   --------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES
 AND EXTRAORDINARY ITEMS...$ (3,906) $ (8,722) $ (6,718) $(19,529)  $(17,008)
                           ========  ========  ========  ========   ========
                                        REAL
                                        ESTATE   OTHER       CORPORATE  TOTAL
                                        -------- --------    ---------  --------
IDENTIFIABLE ASSETS........      1994  $ 21,515  $    248    $    346   $ 22,109
                                 1993    25,997       248         320     26,565
                                 1992    36,450       280         320     37,050

DEPRECIATION EXPENSE.......      1994        49         8          29         86
                                 1993        57       -0-          47        104
                                 1992       109        39          12        160

CAPITAL EXPENDITURES.......      1994       -0-       -0-          26         26
                                 1993        22       -0-          72         94
                                 1992         9       -0-         110        119


____________________

(a) Net land sales consist of gross land sales less estimated uncollectible installment sales and contract valuation discount and, prior to 1991, deferred revenue (see Notes 1, 2 and 7 to Consolidated Financial Statements).

(b) Improvement revenues consist of revenue recognized due to completion of improvements on prior period sales and exchanges from undeveloped to developed lots.

(c) Interest income primarily consists of interest earned on contracts and mortgages receivable and on temporary cash investments and the amortization of valuation discounts.

(d) Other consists of revenues from sales other than real estate, the major portion of which came from the country club operations in prior years. In 1994, the major portion consists of a gain of $1,051,000 from the termination of its office lease on its Miami corporate headquarters.

(e) Intersegment sales consist primarily of sales between the Company and its title insurance subsidiary.


         SUPPLEMENTAL UNAUDITED QUARTERLY FINANCIAL DATA
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 EXTRA-   EXTRA-
                                                 ORDINARY ORDINARY
                                                 ITEM:    GAIN ON
                           (LOSS)                GAIN     SETTLE-
                           FROM                  LOSS     MENT RE-
                           OPERATIONS            FROM     LATING TO
                           BEFORE     (LOSS)     DEBT     THE MARCO  NET
                           INCOME     FROM       RESTRU-  REFUND OB- INCOME
                REVENUES   TAXES      OPERATIONS CTURING  OBLIGATION (LOSS)
                --------   ---------  --------   -------- --------   ------
1994
  First....     $  1,831   $ (1,802)  $ (1,802)  $   -    $   -     $ (1,802)
  Second...        1,740     (1,072)    (1,072)      -       -       (1,072)
  Third....        2,105     (  791)    (  791)      -       -       (  791)
  Fourth...        2,865     (  241)    (  241)      -       -       (  241)
                --------   --------   --------   -------- --------  --------
TOTAL......     $  8,541   $ (3,906)  $ (3,906)  $   -    $   -     $ (3,906)
                --------   --------   --------   -------- --------  --------
1993
  First....     $  3,735   $   (997)  $   (997)  $   -    $   -     $   (997)
  Second...     $  2,084   $ (1,797)  $ (1,797)  $   -    $   -     $ (1,797)
  Third....     $  2,523   $ (2,006)  $ (2,006)  $   -    $   -     $ (2,006)
  Fourth...     $  3,757   $ (3,972)  $ (3,972)  $   -    $   -     $ (3,972)
                --------   --------   --------   -------- --------  ---------
TOTAL......     $ 12,099   $ (8,772)  $ (8,772)  $   -    $   -     $ (8,772)
                --------   --------   --------   -------- --------  --------
1992
  First....     $  3,441   $ (1,095)  $ (1,095)  $   -    $   -     $ (1,095)
  Second...        2,100     (1,390)    (1,390)      -        -       (1,390)
  Third....        2,874     (1,742)    (1,742)      400    3,983      2,641
  Fourth...        3,802     (2,491)    (2,581)    9,761      -        7,180
                --------   --------   --------   -------  -------   --------
TOTAL......     $ 12,217   $ (6,718)  $ (6,808)  $ 10,161 $  3,983  $  7,336
                --------   --------   --------   -------- --------  --------

EARNINGS (LOSS) PER SHARE
- ---------------------------
                                                  EXTRAORDINARY   NET INCOME
                                 OPERATIONS       ITEMS           (LOSS)
                                 ----------       -------------   ----------
1994
  First.........                 $  (.28)         $     -         $  (.28)
  Second........                    (.16)               -            (.16)
  Third.........                    (.12)               -            (.12)
  Fourth........                    (.04)               -            (.04)
                                 -------          -------         -------
TOTAL..................          $  (.59)(a)      $     -         $  (.59)(a)
                                 =======          =======         =======
1993
  First........                  $  (.16)         $     -         $  (.16)
  Second........                 $  (.30)         $     -         $  (.30)
  Third.........                 $  (.33)         $     -         $  (.33)
  Fourth........                 $  (.66)(b)      $     -         $  (.66)(b)
                                 -------          -------         -------
TOTAL................            $ (1.45)         $     -         $ (1.45)
                                 =======          =======         =======
1992
  First............              $  (.19)         $     -         $  (.19)
  Second...........                 (.25)               -            (.25)
  Third............                 (.31)             .77             .47
  Fourth...........                 (.45)            1.69            1.24
                                 -------          -------         -------
TOTAL.................           $ (1.19)(a)      $  2.46(a)      $  1.27(a)
                                 =======          =======         =======

___________________

(a) Total shown does not agree with earnings per share set forth in the Company's Statement of Consolidated Operations for the years ended December
31, 1994 and December 25, 1992 due to differences in the calculation of the weighted average number of shares outstanding at the end of each quarter during the year.

(b) Certain significant adjustments were recorded in the fourth quarter of 1993 the impact of which on previous quarters in 1993 could not be determined.

                                         60

ITEM 14

  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)  1.  FINANCIAL STATEMENTS

     See Item 8, Index to Consolidated Financial Statements and
     Supplemental Data.


(A)  2.  FINANCIAL STATEMENT SCHEDULES

                                                                    PAGE
                                                                    ----


     Independent Auditors' Report.........................           62


     Schedule VIII - Valuation and qualifying accounts
                     for the three years ended December 31,
                     1994.................................           63




All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto or the 1995 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, incorporated herein by reference.


(A)  3.  EXHIBITS

     See the Exhibit Index included herewith.


(B)  REPORTS ON FORM 8-K

     As stated in the Company's Annual Report on Form 10-K for
1993, a Report on Form 8-K dated February 17, 1994 responding to
Item 5 "Other Events" was filed on March 14, 1994.

                   INDEPENDENT AUDITORS' REPORT





TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THE DELTONA
CORPORATION:


     We have audited the consolidated financial statements of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated March 24, 1995 (which expresses an unqualified opinion and includes explanatory paragraphs relating to the Company's ability to continue as a going concern and uncertainty as to the Company's ability to estimate future cancellations of certain contracts and mortgages receivable sold with recourse), included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in
Item 14(a)2 of this Annual
Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
March 24, 1995

                                                  SCHEDULE VIII

             THE DELTONA CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS
                          (IN THOUSANDS)



                                                                                  ADDITIONS

THOSE VALUATION                    ADDITIONS
AND QUALIFYING                     CHARGED         DEDUCTIONS
ACCOUNTS                           TO REVENUES     FROM
WHICH ARE           BALANCE        COSTS,          REVENUES         BALANCE
DEDUCTED IN         AT             AND                              AT
THE BALANCE SHEET   BEGINNING      EXPENSES                         END
FROM THE ASSETS     OF                                              OF
TO WHICH THEY APPLY PERIOD                                          PERIOD
- ------------------- ----------     ----------      ----------       --------

Year ended
 December 31, 1994

 Allowance for
  uncollectible
  contracts(a).... $   1,456       $     712        $    795        $  1,373
                   =========       =========        ========        ========
 Unamortized
  contract
  valuation
  discount(b)..... $     895       $     223        $    205        $    913
                   =========       =========        ========        ========
 Allowance for
  doubtful
  accounts(c)..... $     -0-       $     -0-        $    -0-        $    -0-
                   =========       =========        ========        ========
 Unamortized
  mortgage
  valuation
  discount(d)..... $     100       $     -0-        $    100        $    -0-
                   =========       =========        ========        ========

Year ended
December 31, 1993

 Allowance for
  uncollectible
  contracts(a)...  $   1,646       $   1,670        $  1,860        $  1,456
                   =========       =========        ========        ========
 Unamortized
  contract
  valuation
  discount(b)....  $   1,269       $     252        $    626        $    895
                   =========       =========        ========        ========
 Allowance for
  doubtful
  accounts(c)....  $      58                        $     58        $    -0-
                   =========                        ========        ========
 Unamortized
  mortgage
  valuation
  discount(d)....  $     -0-       $     100                        $    100
                   =========       =========                        ========


Year ended
 December 25, 1992

 Allowance for
  uncollectible
  contracts(a).... $   6,606       $     248        $  5,208        $  1,646
                   =========       =========        ========        ========
 Unamortized
  contract
  valuation
  discount(b)..... $   5,462       $     175        $  4,368        $  1,269
                   =========       =========        ========        ========
 Allowance for
  doubtful
  accounts(c)..... $     174                        $    116        $     58
                   =========                        ========        ========

- ----------------
(a) Represents estimated uncollectible contracts receivable (see Notes 1 and 2 to Consolidated Financial Statements).

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

THE DELTONA CORPORATION
  (Company)


By  /s/ EARLE D. CORTRIGHT, JR.           DATE: March 31,1995
    ------------------------------------
    Earle D. Cortright, Jr., PRESIDENT &
            CHIEF OPERATING OFFICER

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.



       /s/ ANTONY GRAM                    /s/ CORNELIS VAN DE PEPPEL
- --------------------------------         ----------------------------
Antony Gram, CHAIRMAN OF THE                 Cornelis van de Peppel,
 BOARD OF DIRECTORS & CHIEF                       DIRECTOR
     EXECUTIVE OFFICER

 /s/ EARLE D. CORTRIGHT, JR.              /s/ CORNELIS L.J.J. ZWAANS
- --------------------------------         ------------------------------
  Earle D. Cortright, Jr.,                  Cornelis L.J.J. Zwaans,
PRESIDENT & CHIEF OPERATING                         DIRECTOR
         OFFICER
    (PRINCIPAL FINANCIAL
   AND ACCOUNTING OFFICER)


     /s/ NEIL E. BAHR
- -------------------------------
  Neil E. Bahr, DIRECTOR

    /s/ GEORGE W. FISCHER
- -------------------------------
 George W. Fischer, DIRECTOR


    /s/ THOMAS B. MCNEILL
- -------------------------------
 Thomas B. McNeill, DIRECTOR


  /s/ MARCELLUS H.B. MUYRES
- -------------------------------
Marcellus H.B. Muyres, DIRECTOR


 /s/ LEONARDUS G.M. NIPSHAGEN
- -------------------------------
Leonardus G.M. Nipshagen, DIRECTOR                    DATE: March 31, 1995