Form 10-Q
period 1995-09-30
DELTONA CORP
filed 1995-11-13
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                         ________________
                             FORM 10-Q

(Mark One)

    _X_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ending _September 30,_1995_

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


999_BRICKELL_AVENUE,_SUITE_700,_MIAMI,_FLORIDA_33131___________
(Address of principal executive office)      (Zip Code)


Registrant's telephone number,
     including area code ____(305)_579-0999___________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:
6,716,372 shares of common stock, $1 par value, as of September 30, 1995.

                   PART I FINANCIAL INFORMATION
                   ============================


ITEM 1.   FINANCIAL STATEMENTS

        ___THE_DELTONA_CORPORATION_AND_SUBSIDIARIES___
       _UNAUDITED_CONSOLIDATED_CONDENSED_BALANCE_SHEETS_
         ___SEPTEMBER 30,_1995_AND_DECEMBER 31,_1994__
                        ($000 Omitted)

                                        SEPTEMBER 30,  DECEMBER 31,
                                            1995           1994
                                        ------------   ---------
Cash and temporary cash investments,
 including escrow deposits and
 restricted cash of $1,233 in 1995
 and $2,242 in 1994...................  $   1,326      $   2,440
                                        ---------      ---------
Contracts receivable for land
 sales - net..........................      5,286          5,544
                                        ---------      ---------
Mortgages and other receivables
 - net................................        596          1,243
                                        ---------      ---------
Inventories (b):
 Land and land improvements...........     10,591         11,797
 Other................................        132            148
                                        ---------      ---------
     Total inventories................     10,723         11,945
                                        ---------      ---------
Property, plant, and equipment at
 cost - net...........................        527            653
                                        ---------      ---------
Prepaid expenses and other............        226            284
                                        ---------      ---------
     Total............................  $  18,684      $  22,109
                                        =========      =========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
          ------------------------------------------------------

Mortgages and similar debt(c):
 Mortgage notes payable...............  $  13,621      $  14,070
 Other loans .........................      2,500          2,500
                                        ---------      ---------
   Total mortgages and similar debt...     16,121         16,570

Accounts payable, accrued expenses,
 customers' deposits..................      8,240          8,996
Allowance for Marco permit costs (d)..      1,349          2,897
Deferred revenue......................      8,884         10,467
                                        ---------      ---------
     Total liabilities................     34,594         38,930
                                        ---------      ---------

Commitments and contingencies (d):
 Stockholders' equity (deficiency):
 Common stock, $1 par value -
 authorized 15,000,000 shares;
 outstanding: 1995 and 1994 -
 6,704,144 shares and 6,668,765
 shares (excluding 12,228 shares
 held in treasury in 1995 and 1994)...      6,704          6,669
 Capital surplus......................     44,684         42,738
 Accumulated deficit..................    (67,298)       (66,228)
                                        ---------      ---------
     Total stockholders' (deficiency).    (15,910)       (16,821)
                                        ---------      ---------
          Total.......................  $  18,684      $  22,109
                                        =========      =========

                 THE DELTONA CORPORATION AND SUBSIDIARIES
            -----------------------------------------
         UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
    ---------------------------------------------------------
                         FOR THE PERIODS INDICATED
                    -------------------------
                  ($000 Omitted Except Per Share Amounts)

                             NINE MONTHS               THREE MONTHS
                                ENDED                     ENDED
                         ---------------------------------------------
                         SEPT. 30, SEPT. 30, SEPT. 30, SEPT. 30,
                          1995       1994      1995      1994
                         --------  --------  --------  --------
Revenues (a):
 Net land sales......... $  1,423  $  1,940  $    436  $    459
 House and apartment sales.      1,251     1,794       253          1,018
 Recognized improvement
  revenue/ prior period
  sales....................        933       604       162       121
Interest income............        655       740       232       268
 Other revenues............        706       598       135       239
                         --------  --------  --------  --------

Total......................      4,968     5,676     1,218     2,105
                         --------  --------  --------  --------

Costs and expenses (a):
 Cost of sales and
  improvements.............      1,985     2,646       420     1,108
 Selling, general and
  administrative and other
  expenses.................      3,539     5,353     1,130     1,333
 Interest expense (c)(e)...      1,217     1,342       411       455
                         --------  --------  --------  --------

Total......................      6,741     9,341     1,961     2,896
                         --------  --------  --------  --------

Loss from operations before
 extraordinary item........     (1,773)   (3,665)     (743)     (791)
Extraordinary Item:
 Gain on settlement related
  to the Marco Refund
  obligation...............        702       -0-       -0-       -0-
                         --------  --------  --------  --------
Net Loss...................     (1,071)   (3,665)     (743)     (791)
                         ========  ========  ========  ========

Net loss per share.........   $   (.16) $   (.55) $   (.11) $   (.12)
                         ========  ========  ========  ========

Number of common and common
 equivalent shares.........   6,693,411 6,668,765 6,699,344 6,668,765
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

                 THE DELTONA CORPORATION AND SUBSIDIARIES
               ------------------------------------------
                                     UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
          ---------------------------------------------------------
                         FOR THE NINE MONTHS ENDED
                       -------------------------
                 SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
          -------------------------------------------
                              ($000 Omitted)




                                               NINE MONTHS ENDED
                                        ----------------------------
                                        SEPT. 30,           SEPT. 30,
                                          1995           1994
                                        ---------      ---------
Cash flows from operating activities......   $  (3,045)          $  (2,478)
                                        ---------      ---------

Cash flows from investing activities:
  Proceeds from sale of property, plant
  and equipment...........................          29                360
 Payment for acquisition and construction
  of property plant and equipment.........        (35)                 -0-
                                        ---------      ---------

Net cash provided by (used in) investing
 activities...............................          (6)                360
                                        ---------      ---------
Cash flows from financing activities:
  New borrowings..........................       1,942               1,300
  Repayment of borrowings.................          (5)               (170)
                                        ---------      ---------

Net cash provided by (used in) financing
 activities...............................       1,937          1,130
                                        ---------      ---------

Net increase (decrease) in cash and
 temporary cash investments (including
 escrow deposits and restricted cash).....      (1,114)               (988)

Cash and temporary cash investments at
 December 31, 1994 and December 31, 1993..       2,440          3,008
                                        ---------      ---------


Cash and temporary cash investments at
 September 30, 1995 and September 30, 1994.  $   1,326      $   2,020
                                        =========      =========

Supplemental disclosure of non cash
 investing and financing activities:

Common Stock issued for reduction of
 mortgage note payable....................   $     -0-      $   1,140
                                        =========      =========

Common Stock issued for Marco Settlement..   $      71      $     236
                                        =========      =========

Interest and debt reduction in exchange
 for Land and Property Plant and Equipment.  $   2,599      $     -0-
                                        =========      =========

See Notes to Unaudited Condensed Consolidated Financial Statements. Certain amounts have been reclassified for comparative purposes.

                 THE DELTONA CORPORATION AND SUBSIDIARIES
                ----------------------------------------
         UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
          ---------------------------------------------------------
                         FOR THE NINE MONTHS ENDED
                       -------------------------
                 SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
           -----------------------------------------
                              ($000 Omitted)

                                                 NINE MONTHS ENDED
                                             -----------------------
                                             SEPT. 30,      SEPT. 30,
                                               1995      1994
                                             --------- ---------
Reconciliation of net income (loss)
 to net cash provided by (used in)
 operating activities:

  Net loss..........................................   $  (1,071)     $ (3,665)
                                             --------- --------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation and amortization.....................          46       64
  Provision for estimated uncollectible sales-net...         532      441
  Contract valuation discount, net of amortization..          74       81
  Net (gain) loss on sale of property, plant and
   equipment........................................         (29)          (34)
  Gain on settlement related to the Marco refund
     obligation...................................          (702)       -0-
  Net change in assets and liabilities..............      (1,895)          635
                                             --------- --------
     Total adjustments............................     $  (1,974)     $  1,187
                                             --------- --------

  Net cash provided by (used in) operating
     activities.................................. $  (3,045)     $ (2,478)
                                             ========= ========

                                -5-

                 THE DELTONA CORPORATION AND SUBSIDIARIES
                ----------------------------------------
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       -----------------------------------------------------------
                            SEPTEMBER 30, 1995
                         ------------------

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

(b)  INVENTORIES

     Information with respect to the classification of inventory of land and improvements is as follows (in thousands):


                        Land and Improvements
                    ________________________

                                        SEPT. 30,  DEC. 31,
                                          1995      1994
                                        ________   ________
     Unimproved land................    $   444   $    444
     Land in various stages of
      development...................      3,322      4,014
     Fully improved land............      6,825      7,339
                                        -------   --------
          Total....................     $10,591   $ 11,797
                                        =======   ========


     Land and land improvements include approximately $202,000 of land placed in the Marco Island and Marco Shores trusts for the Marco refund program as of September 30, 1995 and December 31, 1994. Other inventories consists primarily of completed vacation ownership units.

(c)  MORTGAGES AND SIMILAR DEBT

     On June 19, 1992, Selex International, B.V., a Netherlands corporation ("Selex") loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community . The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial 18 months of the Loan and interest payments due quarterly thereafter. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of September 30, 1995, the Company was in default of the First Selex Loan inasmuch as accrued interest in the amount of $815,000 remained unpaid.

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

     On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000;
     (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of September 30, 1995); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

     The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, at which time only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. An assignment of a mortgage receivable and miscellaneous sales of collateral reduced the Yasawa Loan to $4,764,600 as of September 30, 1995. As of September 30, 1995, $5,694,900 on principal and accrued interest was in default under the Yasawa Loan.

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

     From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April

     30, 1994 due and payable on April 30, 1994. As of September 30, 1995, accrued interest of $698,200 due under the Loan, as well as the principal balance of $3,044,600, remained unpaid and in default. The Second Conquistador Acquisition, discussed below, closed on May 22, 1995 and provided a reduction of the debt due and payable under the Third Selex Loan.

     In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses, effectuate settlements with the Company's principal creditors
     and pay certain real estate taxes.   As of September 30, 1995,
     an aggregate amount of $3,952,000 had been advanced to the Company under the Second Yasawa Loan and accrued interest of $247,400 remains unpaid.

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

     Messrs. Muyres and Zwaans also serve as directors and executive officers of M&M First Coast Realty Inc. ("M&M"). The Company leased certain office space to M&M at the St. Augustine Shores Administration Building pursuant to a Lease Agreement dated August 10, 1990. A payment of approximately $21,300 in delinquent rental payments was made on May 22, 1995 upon the closing of the Second Conquistador Acquisition, which included the sale of the St. Augustine Administration Building.

     Interest due to Selex, Yasawa and their affiliates as of September 30, 1995 in the aggregate amount of $3,775,300 remained unpaid and in default. Through September 30, 1995, $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option, $1,000,000 in principal and $139,400 in accrued interest was repaid under the Second Selex Loan, $1,368,100 in principal was repaid under the Third Selex Loan, and $135,900 in principal and $346,000 in accrued interest was repaid under the Yasawa loan. As of September 30, 1995, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $19,896,600, including interest, all of which are in default, including approximately $8,043,300, which is owed to Selex, including accrued and unpaid interest of approximately $2,138,700 (10% per annum on the First Selex Loan, 11% per annum on the Second and Third Selex Loans and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $9,894,300, which owed to Yasawa, including accrued and unpaid interest of approximately $1,177,700 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $1,959,000, which is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $459,000 (12% per annum).
     The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.


(d)  COMMITMENTS AND CONTINGENCIES

     During 1983 the Company entered into a sale-leaseback agreement on its executive office building. Following the consummation of the Sixth Restatement, the Company conveyed certain properties to the landlord in satisfaction of its outstanding lease obligations for its executive office building in Miami, Florida. The Company also entered into a modification of its lease agreement, providing for a reduction of its rental expenses through March 31, 1994, at which time the Company would have the option of acquiring the leased premises or reinstating the lease according to its original terms. In the action styled FIVE POINTS LIMITED V. THE DELTONA CORPORATION, Case No. 93-22877, filed in the Circuit Court for Dade County, Florida and served upon the Company on December 8, 1993, the plaintiff sought damages against the Company for an alleged breach of the lease for its office building. The complaint alleged that the Company had defaulted on its obligation to make payments under the lease and sought damages in excess of $272,000 for additional past due rent, plus damages for acceleration of lease payments in excess of $4,000,000. On February 17, 1994 the Court entered an Order requiring the Company to pay uncontested back rent of approximately $240,000, plus uncontested monthly rents of approximately $48,000, commencing on March 1, 1994. Approximately $41,500 had been garnished by the Court under this Order. The Plaintiff has obtained multiple judgments in the amount of $647,000. These judgments were recorded in certain of the Company's communities. As set forth in the Company's filing on September 1, 1994 of its Form 10-K for the fiscal year ended December 31, 1993, the Company had entered into a Settlement Agreement with the plaintiff which needed to be consummated on or before October 17, 1994. The Company also stated that new financing would be required to consummate the settlement agreement and that failure to fund this agreement would result in continued litigation and a likely substantial judgement against the Company. The settlement agreement was consummated on October 27, 1994 as a result of funds being advanced by Yasawa and the posting of a letter of credit by Mr. Antony Gram, Chairman and Chief Executive Officer of the Company. The $500,000 letter of credit was called and was treated by the Company as an advance under the Second Yasawa Loan.

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

     Homesite sales contracts provide for the return of all monies paid in (including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvements thereto. The aggregate amount of all monies paid in (including paid-in interest) on all homesite contracts having outstanding contractual obligations (primarily to complete improvements) at September 30, 1995 was approximately $5,618,000.

     As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, the Company, in February, 1980, entered into a Consent Order with the State of Florida , Department of Business and Professional Regulation, Division of Land Sales, Condominiums and Mobile Homes (the "Division") which provided a program for notifying affected customers. The Consent Order, which was restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills community, the transfer of development obligations to core growth areas of the community); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka Group Incorporated ("Topeka"), Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company. The Consent Order also required the establishment of an improvement escrow account as assurance for completing such improvement obligations. In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. To meet its current escrow and development obligations under the 1992 Consent Order, the Company is required to deposit into escrow $5,160,000 in 1994 and $3,519,000 in 1995. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $8,120,000 as of September 30, 1995) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of September 30, 1995, approximately 82% of the customers whose lots are currently undeveloped have opted to exchange. The Company's goal is to eliminate its development obligation (with the exception of its road maintenance obligation in Marion Oaks and Sunny Hills) under the 1992 Consent Order through this exchange program, completion of two commercial areas in Marion Oaks, closing on a pending contract for the sale of its second Citrus Springs Golf Course (with the buyer assuming the development obligation) and settlement of all remaining maintenance and improvements obligations in Citrus Springs through a final agreement with Citrus County (entered into in May 1995). Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property. As of September 30, 1995, the Company had estimated development obligations of approximately $1,734,000 on sold property, an estimated liability to provide title insurance and deeding costing $1,176,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $1,536,000, all of which are included in deferred revenue. The total cost, including the previously mentioned obligations, to complete improvements at September 30, 1995 to lots subject to the 1992 Consent Order and to lots in the St. Augustine Shores community was estimated to be approximately $16,138,000. As of September 30, 1995 the Company had in escrow approximately $595,000 specifically for land improvements at certain of its Central and North Florida communities.

     Based upon the Company's experience with affected customers, the Company believes that the total refunds arising from delays in completing such improvements will not materially exceed the amount provided for in the consolidated financial statements. Approximately $27,500 of the provision for the total refunds relating to the delays of improvements remained in accrued expenses and other at September 30, 1995.

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


(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $1,217,000 and $1,342,000, none was capitalized for the nine months ended September 30, 1995 and September 30, 1994, respectively.

(f)  EARNINGS OR LOSS PER SHARE

     Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The earnings (loss) and the average number of shares of Common Stock and common stock equivalents used to calculate earnings per share for the nine months ended September 30, 1995 and September 30, 1994 were $(1,071,000) and $(3,665,000) and 6,693,411 and 6,668,765,
     respectively, and for the third quarters of 1995 and 1994 were $(743,000) and $(791,000) and 6,699,344 and 6,668,765, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


On June 19, 1992, the Company completed a transaction with Selex, which resulted in a change in control of the Company. Under the transaction, Selex loaned the Company $3,000,000 collateralized by a first mortgage on certain of the Company's property in its St. Augustine Shores, Florida community (the "First Selex Loan"). The First Selex Loan initially bears interest at the rate of 10% per annum with a term of four years and payment of interest deferred for the first 18 months. Accrued interest due under the First Selex Loan in the amount of $814,800 was unpaid and in default as of September 30, 1995.

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

As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, to convert the Selex Loan, or any portion thereof, into a maximum of 850,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). However, on September 14, 1992, Selex formally waived and relinquished its right to exercise the Option as to 250,000 shares of the Company's Common Stock to enable the Company to settle certain litigation involving the Company through the issuance of approximately 250,000 shares of the Company's Common Stock to the claimants, without jeopardizing the utilization of the Company's net operating loss carryforward. On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (42.1% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of September 30, 1995).

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

In December, 1992, Mr. Gram, a director of the Company and beneficial owner of the Common Stock of the Company held by Selex, acquired all of the Company's outstanding bank debt and then assigned same to Yasawa, of which Mr. Gram is also the beneficial owner. Yasawa simultaneously completed a series of transactions with the Company which involved the transfer of certain assets to Yasawa or its affiliated companies, the acquisition by Yasawa of 289,637 shares of the Company's Common Stock through the exercise of warrants previously held by the banks, the provision of a $1,500,000 line of credit to the Company and the restructuring of the remaining debt as a $5,106,000 Yasawa Loan. On April 30, 1993, Selex loaned the Company an additional amount of $1,000,000 pursuant to the Second Selex Loan and since July 1, 1993 made further loans to the Company aggregating $4,400,000 under the Third Selex Loan. As of September 30, 1995, Yasawa has loaned the Company additional sums of $3,952,000 pursuant to the Second Yasawa Loan. As a consequence of these transactions, the Company had loans outstanding from Selex, Yasawa and their affiliates on September 30, 1995 in the aggregate amount of approximately $19,896,600, including interest. On May 22, 1995, the Company closed a transaction with Conquistador (the "Second Conquistador Acquisition") for the sale of an administration building and multi-family site in the Company's St. Augustine Shores community as well as the remaining lot inventory in the Company's Feather Nest community at Marion Oaks in consideration for the satisfaction of $2,612,300 of principal and accrued interest on the Second and Third Selex Loans. On May 22, 1995, Conquistador and the Company closed a transaction (the "Third Conquistador Acquisition") for the sale of four single family residential lots in the St. Augustine Shores community for $100,000 in cash. These transactions were accounted for in accordance with generally accepted accounting principals for these types of related party transactions. Accordingly, the resulting gain of $1,900,000 was treated as a contribution of capital and recorded directly to capital surplus. The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

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

The Company has stated in previous filings with the Commission that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As stated above, during the last six months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits were not realized in 1993 and the Company was unable to secure financing. As of September 30, 1995, Yasawa had advanced (the "Second Yasawa Loan") a total of $3,952,000 to meet the Company's minimum working capital requirements, pay $550,000 in delinquent real estate taxes, pay settlements of outstanding amounts due certain trade creditors reducing the Company's accounts payable by more than $1,000,000 and settle certain litigation reducing the Company's exposure in excess of $5,000,000.
                    -18-

Inasmuch as funding is not presently available to the Company from external sources and, as stated in their Amendment, Selex, Yasawa and their affiliates have not determined whether they will provide any further funds to the Company, the Company is facing a severe cash shortfall. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes aggregating approximately $1,778,000 at September 30, 1995.

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


RESULTS OF OPERATIONS
______________________

For the nine months and three months ended September 30, 1995 and September 30, 1994.

Revenues
________

Total revenues were $4,968,000 for the first nine months of 1995 compared to $5,676,000 for the comparable 1994 period. For the third quarter of 1995 total revenues were $1,219,000 compared to $2,105,000 for the comparable 1994 period.

Gross land sales were $2,195,000 for the first nine months of 1995 versus $2,617,000 for 1994. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) decreased to $1,423,000 for the first nine months of 1995 from $1,940,000 for the first nine months of 1994. For the three months ended September 30, 1995 net land sales decreased to $436,000 from $459,000 for the comparable year ago period. The decrease in sales reflects the delay in income recognition on sales that initially have less than 20% paid in on a contract. Contracts written for the respective periods have increased (see the footnote to the following table).

Bulk land sales for the first nine months of 1995 were $-0- ($-0-for the third quarter of 1995) and $314,500 for the first nine months of 1994 ($-0- for the third quarter of 1994), respectively. In light of the Company's diminished bulk land sales inventory it is anticipated that the Company will produce a negligible volume of bulk land sales. See "Liquidity and Capital Resources -- Mortgages and Similar Debt".

The Company re-entered the single-family housing business in December, 1992. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues were $1,251,000 for the nine months ended September 30, 1995 ($253,000 for the third quarter) compared to $1,794,000 for the nine months ended September 30, 1994 ($1,018,000 for the third quarter).

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                      NINE MONTHS ENDED      THREE MONTHS ENDED
                    SEPT. 30, SEPT. 30,      SEPT. 30, SEPT. 30,
                      1995      1994           1995      1994
                    --------  --------       --------  --------
Gross Land Sales:
 Bulk Sales         $    -0-  $    315       $    -0-  $   -0-
 Retail Sales(FN)      2,195     2,302            685      670
                    --------  --------       --------  -------
     Total             2,195     2,617            685      670
                    --------  --------       --------  -------

Housing Sales:
 Single Family         1,201     1,794            210    1,018
 Vacation ownership       50       -0-             43      -0-
                    --------  --------       --------  -------
     Total             1,251     1,794            253    1,018
                    --------  --------       --------  -------
     Total Real
           Estate   $  3,446  $  4,411       $    938  $ 1,688
                    ========  ========       ========  =======

________
<F1> New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the nine months ended September 30, 1995 and September 30, 1994 were $3,466,000 and $1,824,000 respectively and $1,398,000 and
     $390,000 for the third quarters of 1995 and 1994, respectively. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totalling 20% of the contract sales price.


Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totalled $933,000 for the first nine months of 1995 ($162,000 for the third quarter of 1995), as compared to $604,000 for the first nine months of 1994 ($121,500 for the third quarter of 1994). The increase was due to increased profit margins resulting from revised cost estimates to complete development work on sold property.

Interest income was $655,000 for the first nine months of 1995 compared to $740,000 for the same period of 1994. This decrease is the result of lower contracts receivable balances. For the third quarters of 1995 and 1994, interest income was $233,000 and $268,000, respectively.

Other revenues were $706,000 as compared to $598,000 for the nine months ended September 30, 1995 and September 30, 1994, respectively. For the third quarters of 1995 and 1994, other revenues were $135,000 and $238,000, respectively. Other revenues are generated principally by the Company's title insurance and real estate brokerage subsidiaries.


Costs and Expenses
__________________

Costs and expenses for the first nine months of 1995 were $6,741,000 compared to $9,341,000 for the same period in 1994. For the third quarters of 1995 and 1994, costs and expenses totalled $1,961,000 and $2,896,000, respectively. The decrease is the result of cost reduction in selling and general administrative expenses implemented in the second quarter of 1994. Cost of sales totalled $1,984,000 for the nine months ended September 30, 1995 compared to $2,646,000 for the 1994 period. For the third quarters of 1995 and 1994, cost of sales were $420,000 and $1,108,000, respectively. Gross profit margin increased to 54% from 46%. Profit margins increased primarily due to the higher margins on improvement revenues resulting from revised estimates to complete maintenance work at its communities.

Commissions, advertising and other selling expenses totalled $1,222,000 for the nine months ended September 30, 1995 and $2,265,000 for the same period of 1994. Advertising and promotional expenditures decreased to $87,000 from $263,000 for the nine month period of 1995 versus 1994. For the third quarter of 1995, advertising and other selling expenses totalled $402,000, compared to $413,000 for the 1994 third quarter. Advertising and promotional expenditures increased to $32,000 from a credit of $98,000 for the third quarter period of 1995 versus 1994. These variances are the result of the reduction in the Company's marketing program in early 1994 and the Company's compromise and settlement agreement with certain trade creditors entered into in the third quarter of 1994 resulting in expense reductions of approximately $330,000 primarily in the advertising and promotion areas.

General and administrative expenses were $1,458,000 for the first nine months of 1995 and $2,454,000 for the same period of 1994. For the third quarter of 1995, general and administrative expenses were $432,000, compared to $709,000 in 1994. General and administrative expenses have decreased primarily due to the overhead reductions implemented in the first quarter of 1994 and settlement of the Company's lease obligation on its corporate headquarters in October 1994.

Real estate tax expense was $859,000 for the first nine months of 1995 and $635,000 for the same period of 1994. Real estate tax expense for the third quarter of 1995 was $296,000 versus $212,000 for the third quarter of 1994. Included in real estate tax expense is interest and administrative fees on delinquent taxes, which accrue interest at 18% per annum.

Interest expense for the first nine months of 1995 was $1,217,000, compared to $1,342,000 for the first nine months of 1994. Interest expense for the third quarter of 1995 was $411,000, compared to $455,000 for the third quarter of 1994. Total interest cost (none of which represents capitalized interest) was $1,217,000 and $1,342,000 for the first nine months of 1995 and 1994, respectively. For the third quarter of 1995, total interest cost (none of which represents capitalized interest) was $411,000, compared to $455,000 for the third quarter of 1994. No interest has been capitalized since the first quarter of 1994 since the Company had stopped land development work at its communities.


Net Income (Loss)
__________________

The Company reported a net loss of $1,071,000 for the nine months ended September 30, 1995, compared to a net loss of $3,665,000 for the nine months ended September 30, 1994. For the third quarter of 1995, a net loss of $743,000 was reported compared to a net loss of $791,000 for the third quarter of 1994. The nine months ended September 30, 1995 included an extraordinary gain of $702,000 resulting from a reduction in the allowance for the guarantee pursuant to a settlement of the Marco class action.


Regulatory Developments which may affect Future Operations
___________________________________________________________


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


LIQUIDITY AND CAPITAL RESOURCES
________________________________


Mortgages and Similar Debt
__________________________


Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries.

The following table presents information with respect to mortgages and similar debt (in thousands):

                                         YEARS ENDED
                                   ________________________
                                   SEPT. 30,      DEC.  31,
                                      1995          1994
                                   ________       ________
Mortgage Notes Payable........     $ 13,621       $14,070
Other Loans...................        2,500         2,500
                                   --------       -------
  Total Mortgages and
          Similar Debt......       $ 16,121       $16,570
                                   ========       =======


Included in Mortgage Notes Payable is the $3,000,000 First Selex Loan ($1,860,000 as of September 30, 1995), the $4,400,000 Third
Selex Loan ($3,044,600 as of September 30, 1995), the $4,900,000
Yasawa Loan ($4,764,600 as of September 30, 1995) and the Second Yasawa Loan ($3,952,000 as of September 30, 1995). Other loans include the $1,000,000 Empire note and the $1,500,000 Scafholding Loan.

These mortgage notes payable and other loans are in default as of September 30, 1995 due to the non-payment of interest and principal. The lenders have not taken any action as a result of these defaults.

On June 19, 1992, Selex International, B.V., a Netherlands corporation ("Selex") loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community . The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial 18 months of the Loan and interest payments due quarterly thereafter. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of September 30, 1995, the Company was in default of the First Selex Loan inasmuch as accrued interest in the amount of $815,000 remained unpaid.

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

On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of September 30, 1995); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, at which time only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. An assignment of a mortgage receivable and miscellaneous sales of collateral reduced the Yasawa Loan to $4,764,600 as of September 30, 1995. As of September 30, 1995, $5,694,900 on
principal and accrued interest was in default under the Yasawa
Loan.

On April 30, 1993 Selex loaned the Company an additional $1,000,000 collateralized by a first mortgage on certain of the Company's property in its Marion Oaks, Florida community (the "Second Selex Loan"). The Second Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. The Second Selex Loan provides for principal to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. Although Selex had certain conversion rights under the Second Selex Loan in the event the Company sold any Common Stock or Preferred Stock prior to payment in full of all amounts due to Selex under the Second Selex Loan, such rights were voided as of December 31, 1993. The Second Selex Loan was satisfied on May 22, 1995 through the closing of the
                              -26-

Second Conquistador Acquisition, discussed below.

From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. As of September 30, 1995, accrued interest of $698,200 due under the Loan, as well as the principal balance of $3,044,600, remained unpaid and in default. The Second Conquistador Acquisition, discussed below, closed on May 22, 1995 and provided a reduction of the debt due and payable under the Third Selex Loan. In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses, effectuate settlements with the Company's principal creditors and pay certain real estate
taxes.   As of September 30, 1995, an aggregate amount of
$3,952,000 had been advanced to the Company under the Second Yasawa Loan and accrued interest of $247,400 remains unpaid.

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

Messrs. Muyres and Zwaans also serve as directors and executive officers of M&M First Coast Realty Inc. ("M&M"). The Company leased certain office space to M&M at the St. Augustine Shores Administration Building pursuant to a Lease Agreement dated August 10, 1990. A payment of approximately $21,300 in delinquent rental payments was made on May 22, 1995 upon the closing of the Second Conquistador Acquisition, which included the sale of the St. Augustine Administration Building.

Interest due to Selex, Yasawa and their affiliates as of September 30, 1995 in the aggregate amount of $3,775,300 remained unpaid and in default. Through September 30, 1995, $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option, $1,000,000 in principal and $139,400 in accrued interest was repaid under the Second Selex Loan, $1,368,100 in principal was repaid under the Third Selex Loan, and $135,900 in principal and $346,000 in accrued interest was repaid under the Yasawa loan. As of September 30, 1995, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $19,896,600, including interest, all of which are in default, including approximately $8,043,300, which is owed to Selex, including accrued and unpaid interest of approximately $2,138,700 (10% per annum on the First Selex Loan, 11% per annum on the Second and Third Selex Loans and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $9,894,300, which owed to Yasawa, including accrued and unpaid interest of approximately $1,177,700 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $1,959,000, which is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $459,000 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

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

The Company has stated in previous filings with the Commission that the obtainment of additional funds to implement its sales program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As stated above, during the last six months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program could not be realized in 1993 and the Company was unable to secure financing in 1994 to meet its ongoing working capital requirements and continue its marketing program. However commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") a total of $3,952,000 as of September 30, 1995, to meet the Company's minimum working capital requirements, to pay certain 1992 delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

Inasmuch as funding is not presently available to the Company from external sources and, as stated in their Amendment, Selex, Yasawa and their affiliates have not determined whether they will provide any further funds to the Company, the Company is facing a severe cash shortfall. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $1,778,000 as of September 30, 1995 and is also subject to certain pending litigation from former employees, which may adversely affect the financial condition of the Company.

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

In March, 1993 the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount $150,000. As of September 30, 1995, the balance of the holdback account was approximately $107,000.

In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totalling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000, respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,201,000 as of September 30, 1995). The purchaser of these receivables has experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. The Company is unable to determine what effect this will have, if any, on future cancellations, since it is unable to determine how the bankruptcy will impact servicing and collection procedures and the customers' determination to continue to pay under those contracts. The Company has fully reserved for the amount of the holdback account and the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. The Company was unable to replace or repurchase $1,148,000 in delinquent contracts in 1994, which amount was deducted from the deposit held by the purchaser of the receivables as security.

The Company was the guarantor of approximately $19,841,000 of contracts receivable sold or transferred as of September 30, 1995, for the transactions described above, had $107,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date. No liability had been established for the Company's obligation under the recourse provisions. The Company has been in compliance with all receivable transactions since the consummation of sales.

The Company anticipates that it will be necessary to complete additional sales and financings of a portion of its receivables in 1995. There can be no assurance, however, that such sales and/or financings can be accomplished.


     OTHER OBLIGATIONS

As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, the Company, in February, 1980, entered into a Consent Order with the

State of Florida, Department of Business and Professional Regulation, Division of Land Sales, Condominiums and Mobile Homes (the "Division") which provided a program for notifying affected customers. The Consent Order, which was restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills community, the transfer of development obligations to core growth areas of the community); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka Group Incorporated ("Topeka"), Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company. The Consent Order also required the establishment of an improvement escrow account as assurance for completing such improvement obligations. In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. To meet its current escrow and development obligations under the 1992 Consent Order, the Company is required to deposit into escrow $5,160,000 in 1994 and $3,519,000 in 1995. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $8,120,000 as of September 30, 1995) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of September 30, 1995, approximately 82% of the customers whose lots are currently undeveloped have opted to exchange. The Company's goal is to eliminate its development obligation (with the exception of its road maintenance obligation in Marion Oaks and Sunny Hills) under the 1992 Consent Order through this exchange program, completion of two commercial areas in Marion Oaks, closing a pending contract for the sale of its second Citrus Springs Golf Course (with the buyer assuming the development obligation) and settlement of all remaining maintenance and improvements obligations in Citrus Springs through a final agreement with Citrus County (entered into in May 1995). Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property. As of September 30, 1995, the Company had estimated development obligations of approximately $1,734,000 on sold property, an estimated liability to provide title insurance and deeding costing $1,176,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $1,536,000, all of which are included in deferred revenue. The total cost, including the previously mentioned obligations, to complete improvements at September 30, 1995 to lots subject to the 1992 Consent Order and to lots in the St. Augustine Shores community was estimated to be approximately $16,138,000. As of September 30, 1995 the Company had in escrow approximately $595,000, specifically for land improvements at certain of its Central and North Florida communities.

The Company's continuing liquidity problems have precluded the timely payment of the full amount of its real estate taxes. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Delinquent real estate taxes aggregated approximately $1,778,000 as of September 30, 1995. The Company's corporate performance bonds to assure the completion of development at its St. Augustine Shores community expired in March and June, 1993. Such bonds cannot be renewed due to a change in the policy of the Board of County Commissioners of St. Johns County which precludes allowing any developer to secure the performance of development obligations by the issuance of corporate bonds. In the event that St. Johns County elects to undertake and complete such development work, the Company would be obligated with respect to 1,000 improved lots at St. Augustine Shores in the amount of approximately $6,200,000. The Company intends to submit an alternative assurance program for the completion of such development and improvements to the County for its approval.

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

The Company placed certain properties in trust to meet its refund obligation to Marco customers affected by the permit denials. On September 14, 1992, the Circuit Court of Dade County, Florida approved a settlement of certain class action litigation instituted by customers affected by the Marco permit denials, under the terms of which the Company was required, among other things, to convey more than 120 acres of multi-family and commercial land that had been placed in trust to the trustee of the 809 member class. As part of the settlement, the Company guaranteed the amount to be realized from the sale of the conveyed property, not to exceed $2,000,000. Such settlement enabled the Company to resolve the claims of an additional 12.7% of its affected customers and re-evaluate the allowance for Marco permit costs. As a result of such analysis, the Company was able to reduce such allowance by $12,200,000, resulting in a $3,983,000 extraordinary gain in 1992 and a $500,000 credit to accrued expenses to be credited to paid-in capital following issuance of 250,000 shares of restricted Common Stock of the Company to the class members. Following the closing on the majority of the property conveyed to the trust, the Company recorded an extraordinary gain of $702,000 resulting from a reduction in the amount of its guarantee pursuant to the settlement agreement. At September 30, 1995, $1,349,000 remained in the allowance for Marco permit costs. Based upon the Company's experience with affected customers, the Company believes that its total obligations to the three remaining affected customers will not materially exceed the amount provided for in the accompanying Consolidated Financial Statements.


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

In December, 1992, such bank debt was acquired by Mr. Gram and assigned to Yasawa. Through the sale of certain assets to Yasawa and its affiliates, including certain contracts receivable, and the exercise of the warrants by Yasawa, the Company was able to reduce such remaining debt from approximately $25,150,000 (including interest and fees) to approximately $5,106,000. During 1994, the Yasawa Loan was reduced to $4,764,600. The agreement with Yasawa also provided the Company with a future line of credit, all of which was drawn and outstanding as of September 30, 1995. During 1993, Selex loaned the Company an additional $5,400,000 pursuant to the Second and Third Selex Loans, of which $4,764,600 was outstanding as of September 30, 1995, and Yasawa loaned the Company an additional $3,952,000 as of September 30, 1995, pursuant to the Second Yasawa Loan. The loans from Selex, Yasawa and their affiliates are collateralized by substantially all of the Company's assets.

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. However commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") a total of $3,952,000 as of September 30, 1995, to meet the Company's minimum working capital requirements, to pay certain 1992 delinquent real estate taxes, to pay settlements with certain trade creditors reducing the Company's accounts payable by more than $1,000,000 and to settle certain litigation reducing the Company's exposure in excess of $5,000,000.

Inasmuch as funding is not presently available to the Company from external sources and, as stated in their Amendment, Selex, Yasawa and their affiliates have not determined whether they will provide any further funds to the Company, the Company is facing a severe cash shortfall. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $1,778,000 as of September 30, 1995.

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

                    PART II - OTHER INFORMATION
               ===================================

Item 1.   LEGAL PROCEEDINGS.

          In the action styles GARCIA V. DELTONA ET.AL., Case No. 86-03542, filed in the Circuit Court for Dade County, Florida on January 30, 1986, the plaintiff sought to recover $2,000,000 allegedly paid to the Company on four installment land sales contracts, claiming fraud, misrepresentation on the part of one of the Company's independent sales representatives and other violations of law. The Company had cancelled the contracts in question according to their terms for default of the payment obligations by the purchaser. Although the Company negotiated a settlement of this action which provided for the Company to convey to the plaintiff property which had a value equivalent to the monies paid by the plaintiff to the Company under the cancelled contracts, the plaintiff subsequently asserted that the Company had breached the settlement agreement by failing to convey sufficient property which meets the criteria of the settlement agreement. The Company believed that the property conveyed complied with such criteria. The plaintiff could have sought a judgment of $5,4000,000, plus interest, less the value of the property transferred. On October 27, 1995, the parties resolved and settled their dispute by the Company transferring alternative property for settlement purposes.

          In the action styled LEE SU WEN NI ET. AL. V. THE DELTONA CORPORATION AND SCAFHOLDING B.V., Case No. 95-4422-CA-E, filed in the Circuit Court of Marion County, Florida on October 11, 1995, the plaintiff alleges that the liquidated damages provision in the Company's installment contracts for the sale of its properties is unenforceable under Florida Law and contests the method utilized by the Company to calculate actual damages in the event of contract cancellations. As part of the complaint, the plaintiff is seeking certification as a class action, as well as unspecified compensatory damages, together with interest, costs and fees. The Company filed a Motion to Dismiss in response to the plaintiff's complaint.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.

                                 SIGNATURE
                            _________





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              THE DELTONA CORPORATION



Date: November 10, 1995       By: /s/Donald O. McNelley
                                  _____________________
                                  Donald O. McNelley
                                  Treasurer
                                  (Principal Financial Officer)