Form 10-K
period 1995-12-31
DELTONA CORP
filed 1996-04-01
CIK 27984

======================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K
(Mark One)
  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ending December 31, 1995

                                    OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ______________ to ______________

                    Commission file number 1-4719

                          THE DELTONA CORPORATION
          (Exact name of registrant as specified in its charter)

                 DELAWARE                                  59-0997584
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)               Identification Number)

          999 BRICKELL AVENUE, SUITE 700
             MIAMI, FLORIDA                                         33131
     (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code (305) 579-0999

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

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,131,075 based on the average of the bid and asked prices of such stock as traded on the over-the-counter on March 22, 1996. (Excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

     Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the latest practicable date: 6,729,142 shares of common stock, $1 par value, as of March 22, 1996, excluding 12,228 shares held in treasury.

                    DOCUMENTS INCORPORATED BY REFERENCE
Document                                               Incorporated
                                                        Part(s)
*    Registrant's 1995 Annual Meeting Proxy Statement to be
     filed with the Securities and Exchange Commission
     pursuant to Regulation 14A                             Part III

======================================================================

                          THE DELTONA CORPORATION

                                   INDEX

FORM 10-K                                               PAGE
 ITEM NO.      SECTION HEADING IN ATTACHED MATERIAL    NUMBER
- -----------    ------------------------------------    -------
PART I
 Items 1
  and 2....... Business............................    1
               General.............................    1
               Recent Developments.................    1
               Business Segments...................    3
               Real Estate.........................    4
               Other Businesses....................    10
               Employees...........................    10
               Competition.........................    10
               Regulation..........................    10
 Item 3....... Legal Proceedings...................    15
 Item 4....... Not Applicable

PART II
 Item 5....... Price Range of Common Stock and
                Dividends..........................    17
 Item 6....... Selected Consolidated Financial
                Information........................    18
 Item 7....... Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations...........   19
 Item 8....... Index to Consolidated Financial
                Statements and Supplemental Data....   34
 Item 9....... Not Applicable

PART IV
 Item 14...... Exhibits, Financial Statement
                Schedules and Reports on Form 8-K...   60

PAGE

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

     The Company has substantial land holdings in Florida. Its holdings include an inventory of over 18,900 unsold platted single-family lots and multi-family and commercial tracts. (Platting is the process of recording, in the public records of the county where the land is located, a map or survey delineating the legal boundaries of the lots and tracts.) See "Real Estate: Land".

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

     The Company is incorporated in Delaware and has its principal executive offices at 999 Brickell Avenue, Suite 700, Miami, Florida
33131.  Its telephone number is (305) 579-0999.   The Company, as
used herein, refers to The Deltona Corporation and, unless the context otherwise indicates, its wholly-owned subsidiaries.

RECENT DEVELOPMENTS

     During the first quarter of 1995, the Company initiated a new land sales program, which utilizes a limited group of independent dealers. During 1995, the Company reached a lot sales volume of $6,260,000 as compared to $1,910,000 during 1994.

     Since Antony Gram's appointment as Chairman of the Board and Chief Executive Officer of the Company on July 13, 1994, he has been responsible for resolving the financial and legal difficulties facing the Company and developing an alternative business plan to enable the Company to continue as a going concern. Mr. Gram, who had served as a director of the Company and Vice Chairman of the Board from June, 1992 through April 6, 1994, holds a controlling interest in Yasawa Holdings, N.V., a Netherland Antilles Corporation ("Yasawa") and Wilbury International N.V., a Netherlands Antilles Corporation ("Wilbury"), which holds all of the issued and outstanding capital stock of Selex International, B.V., a Netherlands corporation ("Selex"), a 41.9% shareholder of the Company. As a consequence, Mr. Gram is deemed to be the beneficial owner of 3,109,703 shares of Common Stock of the Company (46.21% of the outstanding shares of Common Stock of the Company, based upon the number of shares of the Company's Common Stock outstanding as of March 22, 1996).

                              (1)

     At the November 30, 1995 meeting of the Board of Directors, Marcellus H. B. Muyres, Leonardus Nipshagen, Cornellus van de Peppel and Cornellus L. J. J. Zwaans voluntarily tendered their resignations from the Board. The Board appointed Rudy Gram, son of the Chairman of the Board Antony Gram, and Earle D. Cortright, Jr., President and Chief Operating Officer of the Company, to serve out two of the four remaining terms of the resigning Board members. In addition, the Board amended the Company's By-Laws to reduce the minimum number of directors from five to three.

     During 1995, the Company was successful in settling certain lawsuits, including the lawsuit entitled GARCIA V. DELTONA ET AL., which was filed in the Circuit Court for Dade County, Florida on January 30, 1986, reducing the Company's development obligation through a successful exchange program whereby purchasers with undeveloped lots accepted developed lots in exchange, and negotiating with Citrus County a final improvement and maintenance agreement to eliminate its remaining development obligation at the Citrus Springs subdivision, with the exception of the second golf course.


     In September 1995, the Company relocated its corporate headquarters from 3250 S.W. Third Avenue, Miami, Florida 33129 to 999 Brickell Avenue, Suite 700, Miami, Florida 33131. In conjunction with the move, telephone and facsimile numbers were changed. The new telephone number is (305) 579-0999; the new facsimile number is (305) 358-0999.

     On May 22, 1995, the Company closed on a sale to Conquistador Development Corporation ("Conquistador") of an administration building and a multi-family site in the Company's St. Augustine Shores community as well as the remaining lot inventory in the Company's Feather Nest community at Marion Oaks in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans ("Second Conquistador Acquisition"). The amount of debt reduction is equivalent to the amount of Mr. Marcel Muyres' participation in those loans as of January 31, 1995. In a separate transaction, on May 22, 1995, Conquistador and the Company closed on the sale of four single family residential lots in the St. Augustine Shores community for $100,000 in cash ("Third Conquistador Acquisition").

     The Company continues to be dependent upon Yasawa to fund continuing working capital requirements until the Company is able to restructure its development and other obligations. As of December 31, 1995, Yasawa has advanced an aggregate amount of $4,012,000 to the Company ("the Second Yasawa loan") at an interest rate of 8% per annum. Included in this amount is a $500,000 Letter of Credit, which has since been called, to provide assurance for a payment pursuant to a settlement agreement with the Company's landlord at its former corporate headquarters in Miami.

     The Company continued to experience liquidity problems during 1995, with the Company's minimum working capital requirements being funded by Yasawa. Efforts are continuing to seek third parties to provide funds to the Company for the Company to continue as a going
concern.   There can be no assurance, however, that any of these
efforts will be successful or that additional financing will be
obtained.   In the event that new financing is not successfully
acquired or that Yasawa or Mr. Gram do not continue to fund the Company's minimum working capital requirements, the Company's Board of Directors will consider other appropriate action given the severity of the Company's liquidity position, including, but not limited to, filing for protection under the federal bankruptcy laws. See "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 5 and 8 to Consolidated Financial Statements.
                              (2)

BUSINESS SEGMENTS

     The following table sets forth the total amounts of revenues and operating profits (losses) from continuing operations attributable to each of the Company's business segments for the years ended as indicated. See Note 11 to Consolidated Financial
Statements:


                                       YEARS ENDED
                  -----------------------------------------------------------
                  DECEMBER   DECEMBER  DECEMBER,  DECEMBER,  DECEMBER,
                  31, 1995   31, 1994  31, 1993   25, 1992    27, 1991
                  --------   --------  ---------  ---------  ---------
                                            (in thousands)
REVENUES
 Real estate:
  Net land
   sales(a).....   $  2,394  $  2,058  $  2,432  $  2,092    $  1,154
  Housing
   revenues.....      1,383     2,543       344       -0-         120
  Improvement
   revenues(b)..      1,052     1,214     4,725     2,404         -0-
  Interest
   income(c)....      1,019     1,046     1,197     3,584       5,270
  Other.........        -0-       -0-        67       -0-         -0-
                   --------  --------  --------  --------     -------
    Total real
     estate.....      5,848     6,861     8,765     8,080       6,544
  Other(d)......      1,030     1,832     3,447     4,372       4,510
  Intersegment
   sales(e).....       (190)     (152)     (113)     (235)       (270)
                    --------  --------  --------  --------    -------
     TOTAL......    $  6,688  $  8,541  $ 12,099  $ 12,217    $ 10,784
                    ========  ========  ========  ========    ========
OPERATING PROFITS (LOSSES)
 Real estate....    $  1,377  $  1,055  $ (3,073) $  1,486    $ (6,750)
 Other (d)......         341     1,033       279     2,209       1,928
 General corporate
  expense.......     (2,981)   (4,147)   (4,721)   (7,057)      (7,811)
 Interest expense.   (1,642)   (1,847)   (1,257)   (3,356)      (6,896)
                    --------  --------  --------  --------    --------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS
 BEFORE INCOME TAXES
 AND EXTRAORDINARY
 ITEMS............  $ (2,905) $ (3,906) $ (8,772) $ (6,718)   $(19,529)
                    ========  ========  ========  ========    ========


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

                             (3)

REAL ESTATE

    The Company's principal business segment has primarily involved the development and marketing of planned communities in Florida since 1962. The following table sets forth certain information about these communities and other land assets of the Company as of December 31, 1995. For a detailed description of these communities, see "Existing Communities" and "Other Properties".

                           EXISTING COMMUNITIES



                                            UN-
                                            PLATTED   IMPROVED IMPROVED
                                   ESTI-    LOTS &    UNSOLD   UNSOLD
          ACREAGE   INITIAL       MATED     TRACTS    PLATTED  PLATTED
          IN        ACQUISI-      CURRENT   IN MAS-   LOTS &   LOTS &    UN-
          MASTER    TION   YEAR   POPULA-   TERPLAN   TRACTS   TRACTS    PLATTED
          PLAN      YEAR   OPENED TION       (a)      (a) (b)  (a) (b)   ACREAGE
          ------    ------ ------ -------   ------    ------   ------    -------
* Deltona
  Lakes.    17,203  1962   1962   66,300    34,964        -         6        -
* Marco
  Island(c)  7,844  1964   1965   36,500     8,657        -         1        -
* Spring
  Hill(d).  17,240  1966   1967   70,300    32,909        -         6        -
* Citrus
 Springs
 (e),(f),
 (g).....   15,954  1969   1970    6,300    33,783        44      132(f)(i)  -
  St.
  Augustine
  Shores.    1,985  1969   1970    7,400     3,130       892        4(i)    16
  Sunny
  Hills..   17,743  1968   1971    1,350    26,251    12,440      751(i)     -
* Pine
  Ridge..    9,994  1969   1972    2,300     4,833         -        3(i)     -
  Marion
  Oaks(e)   14,644  1969   1973    7,650    27,537     3,995      581(i)     -
* Seminole
  Woods..    1,554  1969   1979      400       262         -        -        -

JOINT VENTURE
 COMMUNITY:

* Tierra
  Verde..      666  1976   1977    4,600     1,036         -        -        -
           -------               -------   -------     ------    -----       --
Total...   104,827               203,100   173,362     17,371(f) 1,484(f)    16
           =======               =======   =======     ======    =====       ==



                             OTHER PROPERTIES

                                                     INITIAL
                                                     ACQUISITION
                                                     YEAR           ACRES
                                                     ------         ---
Other Land Assets:
Other
 land adjacent to
 existing communities(h).............                Various        92
                                                                    --
    Total............................                               92
                                                                    ==

______________________
*    Development completed.

(a) Excluded from these lots and tracts are approximately 114 improved and 92 unimproved lots and tracts that are required for drainage and cannot be sold, and approximately 142 improved and 344 unimproved lots and tracts that have been removed from sale for encumbrances or additional site development, which can only be sold when these issues are resolved. Also excluded are amenities consisting of 2 administration facility sites, 2 recreational facility sites and 2 unimproved golf course sites, as well as approximately 463 tracts reserved for community usage such as for greenbelts, buffer areas, church and school sites.

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

                              (4)




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

(i) Not included are 737 improved lots deeded to a collateral trustee on behalf of a purchaser of the Company's contract receivables so they may be sold by the Company to create additional receivables for the Company's replacement obligation. These lots are comprised of 443 lots in Citrus Springs, 292 lots in Marion Oaks and 2 lots in ST. Augustine Shores.


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

   Substantially all of the Company's single-family lot and multi-family and commercial tract sales have been made on an installment basis. Of the over 150,000 lots and tracts sold since the Company's inception, contracts receivable

                    (5)
presently exist with respect to approximately 1,153 lots and tracts with an outstanding balance of approximately $8,059,000 at December 31, 1995, excluding contracts receivable of which the Company is a guarantor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to Consolidated Financial Statements.


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

   SINGLE-FAMILY HOUSING

   Although the Company had discontinued its single-family housing activities at the end of 1984, in December, 1992, the Company re-entered the single-family housing business at its Marion Oaks community. Two and three bedroom moderately-priced homes are being constructed by an exclusive independent builder at the Company's Feather Nest housing village in this community and sold in the local markets and through the Company's independent dealer network. These homes include, as standard features, cathedral ceilings, attached garages, lanais, breakfast nooks and spacious walk-in
closets.   The housing village is planned to feature its own
recreational complex, including a swimming pool, tennis courts and other amenities. The Company also offers the same model line in Marion Oaks outside of the FeatherNest village in a suburban program as well as build on your own lot program for those purchasers who have previously acquired a lot. Prices on the Company's current model line range from $49,800 to $88,950, exclusive of lot. The Company sold to Conquistador the remaining lot inventory in FeatherNest as partial consideration for the satisfaction of $2,599,300 in debt. Other housing programs are unaffected by this transaction. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

  MARKETING

   The Company has historically sold land and housing products on a national and international basis through independent dealers in the United States, Canada and overseas, as well as through Company-affiliated salespeople. For the year ended December 31, 1995, sales by independent dealers in the United States accounted for approximately 75% (in dollar volume) of new land sales contracts; while overseas dealers accounted for approximately 13% of such contracts; and Company-affiliated salespeople accounted for approximately 12% of such contracts.

   The financing and debt restructuring completed in 1992 and the first half of 1993 enabled the Company to commence implementation of its 1993 business plan by undertaking a new marketing program which provided for the strengthening of the Company's marketing organization, the rebuilding of its retail land sales business and its re-
                         (6)
entry into the single-family home business. During 1993, the Company concentrated on bolstering and expanding its existing network of independent dealers, particularly in the northeastern and midwestern regions of the United States, and during the latter part of the year, overseas. The Company also established a Company-affiliated sales office in Chicago during the second half of 1993.

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

   During the first quarter of 1995, the Company initiated a new land sales program, which utilizes a limited group of independent dealers. During 1995, the Company reached a lot sales volume of over $6,260,000 of contracts written.

   EXISTING COMMUNITIES

   DELTONA LAKES

   Deltona Lakes is located 26 miles northeast of Orlando, with its popular tourist attractions of Disney World and Sea World, and is bordered on the northwest by Interstate 4. Opened in 1962, Deltona Lakes now has a population of approximately 66,300. Over 30,000 lots and tracts and over 4,500 single and multi-family housing units have been sold at this community.

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

   More than 36,500 persons reside at Marco Island, including a population which more than triples during the winter season. It is the largest of Florida's Ten Thousand Islands and is known for its recreational amenities which, in addition to its 3 1/2 mile white sand beach, sport fishing, sailing and shelling, include golf, tennis, swimming and other recreational activities. The island community has several major shopping centers, banks and savings & loan associations, and medical and professional centers.

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

   Since its inventory at Marco Island is virtually sold out, 1996 revenues are expected to be generated from collections on existing contracts receivable.
                         (7)

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

   SPRING HILL

   Spring Hill, with an estimated population of approximately 70,300, is located 45 miles north of Tampa-St. Petersburg. Over 32,000 lots and tracts and over 4,000 single-family homes have been sold in this community. The Company has constructed a recreation complex, a country club, and two golf courses. The Company has sold its country club and golf courses. Several shopping centers and medical centers, two elementary schools, a junior high school, a senior high school, numerous houses of worship and two fire stations are located in the community. The Company has completed the development of this community.

   CITRUS SPRINGS

   Citrus Springs, with an estimated population of 6,300, is located 28 miles southwest of Ocala and 25 miles from the Gulf of Mexico. Over 30,000 lots and tracts and over 700 single-family homes have been sold at this community. A golf course and a clubhouse (sold in 1990) and a community center have been completed by the Company. Several churches and a convenience shopping area are located in the community. The Company has completed 400 miles of road. In 1992, most of the Company's remaining inventory at this community was sold to Citony Development Corporation ("Citony") for approximately $6,500,000. The Company and Citony then entered into a joint venture agreement with respect to the property, providing for the Company to market the property and receive an administration fee from the venture. The Company and Citony terminated the joint venture agreement in April 1994; however, the Company provided certain assistance to Citony during the transition period. The Company is negotiating with a third party for the purchase and sale of the second Citrus Springs Golf Course, which is undeveloped.
The Purchase and Sale agreement contemplates the completion of the course by the buyer by December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" .

   ST. AUGUSTINE SHORES

   St. Augustine Shores, with a population estimated to be approximately 7,400, is located seven miles south of St. Augustine, between the Intracoastal Waterway and U.S. Highway 1. Only commercial and multi-family tracts, house and lot packages and condominium apartment units had been sold in this community before 1987, but that year St. Augustine Shores was opened for the retail sale of single-family lots. Approximately 1,000 additional single-family lots became available during 1988 through the platting of 641 acres adjacent to the existing platted properties. Over 2,000 single and multi-family housing units and lots and tracts have been sold.

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

                              (8)

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

   On May 22, 1995 the Company sold to Conquistador (the "Second Conquistador Acquisition") an administration building and a multi-family site in the Company's St. Augustine Shores community, as well as other property, in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. On that same date but in a separate transaction, the Company also sold to Conquistador (the "Third Conquistador Acquisition") four single family residential lots in
the St. Augustine Shores community for $100,000 in cash.   These
transactions were accounted for in accordance with generally accepted accounting principals for these types of related party transactions. Accordingly, the resulting gain of $1,900,000 was treated as a contribution of capital and recorded directly to capital surplus.

   SUNNY HILLS

   Sunny Hills, with a population of approximately 1,350 residents, is located in the Florida Panhandle, 45 miles north of the Gulf of Mexico and 35 miles north of Panama City. Over 12,000 lots and tracts and 300 single-family homes have been sold at this community. It includes several houses of worship and a convenience shopping center. The Company has completed or under construction 165 miles of road. The community also has a golf course and country club, which was sold by the Company for $1,000,000 in the first quarter of 1993.

   The Company reopened Sunny Hills for retail lot sales in mid-1989. Revenues in 1996 will be generated from collections on existing contracts receivable, from retail land sales and from the recognition of deferred revenue as land development and lot exchanges proceed.

   PINE RIDGE

   Pine Ridge, with a population of approximately 2,300, is located 34 miles southwest of Ocala. The community's facilities include an equestrian club and tennis courts. In May, 1987, the Company completed the $8,500,000 sale of its remaining inventory and golf course at Pine Ridge. Prior to the sale, the Company had sold over 3,500 lots and tracts and over 53 single-family homes in Pine Ridge.

   MARION OAKS

   Marion Oaks, with a population of approximately 7,650 residents, is located 18 miles south of Ocala. Over 20,000 lots and tracts and over 2,700 single-family homes have been sold in the community.
The community includes playgrounds, two golf courses (one of which was sold in 1988 and the second which was transferred to the Company's lenders on October 11, 1991) and several recreation buildings. A shopping center and several houses of worship are located in the community. The Company has completed 311 miles of road. The Company re-entered the single-family housing business at this community in December, 1992 with the opening of its FeatherNest housing village. On May 22, 1995, the Company sold to Conquistador (the "Second Conquistador Acquisition") the remaining lot inventory in the Company's FeatherNest community at Marion Oaks , as well as other property, in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. See "Housing" and "Marketing". Revenues in 1996 will be generated from the sale of land inventory, from housing sales, from the recognition of deferred revenue as land development and lot exchanges proceed, from collections on existing contracts receivable and from the Company's real estate brokerage operation.

                            (9)

   SEMINOLE WOODS

   Seminole Woods, with a population of approximately 400, is comprised of 1,554 acres of property located 20 miles north of Orlando. The community, comprised of 262 single-family lots, each a minimum of five acres, has been sold out and development completed.

   TIERRA VERDE

   Tierra Verde, with a population of approximately 4,600, is a 666-acre waterfront subdivision located eight miles south of St. Petersburg. It was developed and marketed pursuant to a 50% joint venture between a wholly-owned subsidiary of the Company and an unaffiliated corporation which filed a petition for bankruptcy under the Bankruptcy Code in 1985. The community has been sold out and development completed. The venture, which extended until December 31, 1990, provided for the Company's subsidiary to receive a management fee and to share in the venture's results of operations equally with its venture partner. The venture was extended for the purposes of winding down operations which were completed in 1993.

   OTHER LAND ASSETS

   The Company also owns 92 acres of land in Florida adjacent to its existing communities. Certain of these properties are being marketed by the Company's commercial sales division.

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

  EMPLOYEES

   At December 31, 1995, the Company had 34 employees, of whom 31 were involved in executive, administrative, sales and community maintenance capacities and 3 were involved with the title insurance subsidiary. Certain of the Company's development activities are carried out by subcontractors who separately employ additional personnel. For the most part, the Company's marketing activities are carried out by independent dealers.

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

  REGULATION

   The Company's real estate business is subject to regulation by various local, state and federal agencies. The communities are increasingly subject to substantial regulation as they are planned, designed and constructed, the nature of such regulation extending to improvements, zoning, building, environmental, health and related matters. Although the Company has been able to operate within the regulatory environment in the past, there can be no assurance that such regulations could not be made more restrictive and thereby adversely affect the Company's operations.
                         (10)

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

   On September 30, 1988, the Company entered into an agreement with Citrus County, Florida to establish the procedure for transferring final maintenance responsibilities for roads in the Company's
Citrus Springs subdivision to Citrus County. The agreement obligated the Company to perform certain remedial work on previously completed improvements within the Citrus Springs subdivision by June 1, 1991. The Company was unable to complete this work due to the lack of available funds and negotiated a final settlement with Citrus County for the transfer of final maintenance responsibility for the roads to the County. This final agreement was entered into in May 1995.

   The Company's present development schedule for completing improvements to approximately 600 acres at its St. Augustine Shores community does not coincide with the current development requirements of the Planned Unit Development ("PUD") approved by St. Johns County. The Company will seek a modification of the PUD development requirements consistent with the Company's future development plans at St. Augustine Shores.

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


  ENVIRONMENTAL

   To varying degrees, certain permits and approvals will be necessary to complete the development of all of the Company's communities. Despite the fact that the Company has obtained substantially all of the permits and

                            (11)
authorizations necessary to proceed with its development work on communities presently being marketed, additional approvals may be required to develop certain platted properties in certain communities to be marketed in the future. Although the Company cannot predict the impact of such requirements, they could result in delays and increased expenditures. In addition, the continued effectiveness of permits and authorizations already granted is subject to many factors, some of which, including changes in policies, rules and regulations and their interpretation and application, are beyond the Company's control.

   Certain of the Company's development permits for a portion of its St. Augustine Shores community issued by the St. Johns Water Management District and the U.S. Army Corps of Engineers expired. The Company will submit new permit applications that will coincide with the Company's future development plans. Since there can be no assurance that the Company will be successful in obtaining such new permits in a timely manner, the Company may be required to alter its development plans for this community.

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

   The Company owns and operates above ground fuel storage tanks at its communities. The Florida Department of Environmental Regulation ("DER") is responsible not only for regulating these tanks, but for developing and implementing plans and programs to prevent the discharge of pollutants by such facilities. The Company has registered its storage tanks with the DER, constructed containment devices around above ground storage tanks, replaced or properly abandoned faulty tanks or equipment and conducts periodic inspections and monitoring of all facilities.

   In December, 1988, the Company surveyed all of its fuel facilities and reported any facility which exhibited evidence of potential soil contamination to the DER prior to the deadline for acceptance into the Early Detection Incentive ("EDI") Program. The EDI Program provides for the State to assume the financial responsibility for any necessary clean-up operations when suspected contamination has been voluntarily reported by the facility owner and accepted into the program by the DER. The Company's sites have been inspected and reviewed under the EDI program and are in compliance with current DER regulations.

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

                         (12)

  OTHER OBLIGATIONS

   As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, the Company, in February, 1980, entered into a Consent Order with the Division which provided a program for notifying affected customers. The Consent Order, which was restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills community, the transfer of development obligations to core growth areas of the community); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka, Topeka's utility companies agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company. The Consent Order also required the establishment of an improvement escrow account as assurance for completing such improvement obligations.

   In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $9,537,600 as of December 31, 1995) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of March 22 1996, approximately 83% of the customers whose lots are currently undeveloped have opted to exchange. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

   The Company's goal is to eliminate its development obligation (with the exception of its maintenance obligation in Marion Oaks and Sunny Hills) under the 1992 Consent Order through this exchange program, completion of two commercial areas in Marion Oaks, sale of its second Citrus Springs Golf Course (with the buyer assuming the development obligation) and settlement of all remaining maintenance and improvements obligations in Citrus Springs through a final agreement with Citrus County (entered into in May 1995). Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building.

   As of December 31, 1995, the Company had estimated development obligations of approximately $1,295,000 on sold property, an estimated liability to provide title insurance and deeding costing $1,217,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $1,150,000, all of which are included in deferred revenue. The total cost to complete improvements at December 31, 1995 to lots subject to the 1992 Consent Order, including the previously mentioned obligations, and to all lots, sold and unsold, including the St. Augustine Shores community, was estimated to be approximately $14,449,000.
As of December 31, 1995 and December 31, 1994 the Company had in escrow approximately $489,000 and $911,000, respectively, specifically for land improvements at certain of its Central and North Florida communities.

   The Company's land sales activities are further subject to the jurisdiction of the laws of various states in which the Company's properties are offered for sale.

                    (13)

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

   In addition, Florida and other jurisdictions in which the Company's properties are offered for sale have strengthened, or are considering strengthening, their regulation of subdividers and subdivided lands in order to provide further assurances to the public, particularly given the adverse publicity surrounding the industry which existed in 1990. The Company has attempted to take appropriate steps to modify its marketing programs and registration applications in the face of such increased regulation, but has incurred additional costs and delays in the marketing of certain of its properties in certain states and countries. For example, the Company has complied with the regulations of certain states which require that the Company sell its properties to residents of those states pursuant to a deed and mortgage transaction, regardless of the amount of the down payment. The Company intends to continue to monitor any changes in statutes or regulations affecting, or anticipated to affect, the sale of its properties and intends to take all necessary and reasonable action to assure that its properties and its proposed marketing programs are in compliance with such regulations, but there can be no assurance that the Company will be able to timely comply with all regulatory changes in all jurisdictions in which the Company's properties are presently offered for sale to the public.

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

                         (14)

PAGE

ITEM 3
                             LEGAL PROCEEDINGS

   In the action styled GARCIA V. DELTONA ET. AL, Case No. 86-03542, filed in the Circuit Court for Dade County, Florida, on January 30, 1986, the plaintiff sought to recover $2,000,000 allegedly paid to the Company on four installment land sales contracts, claiming fraud and misrepresentation on the part of one of the Company's independent sales representatives and other violations of law. The Company had cancelled the contracts in question according to their terms for default of the payment obligations by the purchaser. Although the Company negotiated a settlement of this action which provided for the Company to convey to the plaintiff property which has a value equivalent to the monies paid by the plaintiff to the Company under the cancelled contracts, the plaintiff asserted that the Company has breached the settlement agreement by failing to convey sufficient property which met the criteria of the settlement agreement. The Company believed that the property conveyed complied with such criteria. The plaintiff could have sought a judgment of $5,400,000, plus interest, less the value of the property transferred. On October 27, 1995, the parties resolved and settled their dispute by the Company transferring alternative property for settlement purposes. The Company exchanged releases with the plaintiff, which released the Company from any further obligations, except certain obligations and warranties contained in the modification of settlement agreement.

   The Company was previously sued by its former landlord for breach of lease in the action styled FIVE POINTS LIMITED V. THE DELTONA CORPORATION, Case No. 93-22877, filed in the Circuit Court for Dade County, Florida, which has been settled. The Company had entered into a short term lease agreement with the landlord and/or its affiliate for a term of lease of one (1) year with a ninety (90) day cancellation provision. Certain payments were made to the landlord and a letter of credit in the amount of $500,000, now called, was conveyed to the landlord. Funding of the settlement was obtained through a loan to the Company. The Company vacated the premises in September 1995 and neither party owes the other any further duty or obligation.

   In the action entitled ESTATE OF BOBINGER, ET AL. V. THE DELTONA CORPORATION, Case No. 87-45051, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, the plaintiff sued the Company for breach of contract and for recovery of monies paid on contracts for Marco property that will not be developed by the Company. The matter was settled pending performance of the settlement agreement. In the opinion of the Company, residual obligations of the Company that are due and payable in the future may approximate up to $1,300,000. The Company has provided an allowance for Marco permit costs, which encompasses these obligations. See "Management's Discussion and Analysis" and Note 9 to the consolidated financial statements.

   In the action styled LEE SU WEN NI ET. AL. V. THE DELTONA CORPORATION AND SCAFHOLDING B.V., Case No. 95-4422-CA-E, filed in the Circuit Court of Marion County, Florida on October 11, 1995, the plaintiff alleges that the liquidated damages provision in the Company's installment contracts for the sale of its properties is unenforceable under Florida Law and contests the method utilized by the Company to calculate actual damages in the event of contract cancellations. As part of the complaint, the plaintiff is seeking certification as a class action, as well as unspecified compensatory damages, together with interest, costs and fees. The Company filed a Motion to Dismiss in response to the plaintiff's complaint. The Court has dismissed the claim of the class representative against the Company and against Scafholding B.V.; however, the Company expects an appeal to ensue. In the event that any future appeal is successful, class certification is authorized and the Company is not successful in its defenses, a substantial claim could be asserted against the Company.

   In the action styled BRUCE WEINER V. THE DELTONA CORPORATION, filed in the Circuit Court of Dade County, Florida, Case No. 94-7825-04, the plaintiff, Bruce Weiner, prior Executive Vice President of the Company, sued the Company on April 28, 1994 for alleged breach of employment contract seeking damages of approximately $750,000 and unspecified employee benefits. The Company settled the matter and a general release was entered into in 1995.

                         (15)

   In the action styled JOSEPH MANCILLA, JR. V. THE DELTONA CORPORATION, files in the Circuit Court of Dade County, Florida, Case No. 94-09116, the plaintiff, Joseph Mancilla, Jr., prior Senior Vice President of the Company, sued the Company on May 17, 1994 for alleged breach of employment contract seeking damages in excess of $391,000 plus an unspecified amount in employee benefits, costs and attorneys' fees. The Company settled the matter and a general release was entered into in 1995. The Company is obligated for certain payments to fulfill settlement obligations through January 1997.

   In the action styled MICHELLE GARBIS V. THE DELTONA CORPORATION, the plaintiff, Michelle Garbis, prior Senior Vice President and Corporate Secretary of the Company, sued the Company on August 18, 1994 for alleged breach of employment contract. The Company settled the matter and a general release was entered into in 1995.

   In the action styled THEODORE MAUREAU V. THE DELTONA CORPORATION, the Company was sued by a former Vice President and employee asserting breach of an oral contract and a claim based on fraud.
The plaintiff asserted unspecified damages and punitive damages.
The Company settled the matter and a general release was entered into in 1995.

   The Company is also a party to certain other legal and administrative proceedings arising in the ordinary course of business. The outcome will not, in the opinion of the Company, have a material adverse effect on the business or financial condition of the Company.
                              (16)

ITEM 5


                 PRICE RANGE OF COMMON STOCK AND DIVIDENDS

   The Company's Common Stock was traded on the New York and Pacific Stock Exchanges under the ticker symbol DLT. On April 6, 1994, both the New York and Pacific Stock Exchanges suspended the Company's Common Stock from trading and instituted procedures to
delist the Company's Common Stock.   On June 16, 1994, the
Company's Common Stock was formally removed from listing and registration on the New York Stock Exchange. As of December 31, 1995, the Company's Common Stock was traded on a limited basis in the over-the-counter markets. The bid and the ask were as follows at the end of the first, second, third and fourth quarters of 1995:

                         BID     ASK
                         ---     ---
March 31, 1995           1/16    1/4
June 30, 1995            1/8     3/8
September 30, 1995       1/8     3/8
December 31, 1995        1/8    1/2


   The Company has never paid any cash dividends on its Common
Stock. The Company's loan agreements contain certain restrictions which currently prohibit the Company from paying dividends on its Common Stock.

                         (17)

ITEM 6
                SELECTED CONSOLIDATED FINANCIAL INFORMATION

   The following table summarizes selected consolidated financial information and should be read in conjunction with the Consolidated Financial Statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".







                    CONSOLIDATED INCOME STATEMENT DATA
                  (in thousands except per share amounts)

                                              YEARS ENDED
                       -------------------------------------------------------
                       DECEMBER    DECEMBER  DECEMBER  DECEMBER     DECEMBER
                       31, 1995    31, 1994  31, 1993  25, 1992     27, 1991
                       --------- --------- ----------  -----------  -----------
Revenues ............  $   6,688 $   8,541 $   12,099  $   12,217   $   10,784
Costs and expenses...      9,593    12,447     20,871      18,935       30,313
                       --------- --------- ----------  ----------   ----------

Loss from continuing
 operations before
 taxes and extraordinary
 items..............     (2,905)   (3,906)    (8,772)     (6,718)      (19,529)
Provision for
 income taxes.......         --        --         --          90            --
                       --------- --------- ---------  ----------     ----------
Loss from operations
 before extraordinary
 items..............     (2,905)   (3,906)    (8,772)     (6,808)      (19,529)
Extraordinary items:
 Gain (loss) from debt
  restructuring......        --        --        --       10,161        (7,100)
Gain on settlement
 related to the
 Marco refund
 obligation.........        702        --        --        3,983            --
                       --------- --------- ---------  ----------     ----------
Net income (loss)
  applicable
  to common stock..... $ (2,203) $ (3,906) $  (8,772) $    7,336     $  (26,629)
                       ========= ========= =========  ==========     ==========
Per common share
 amounts:
Continuing operations. $   (.43) $   (.59) $  (1.45)  $    (1.19)    $    (3.45)
    Extraordinary
    items............       .10        --        --         2.48          (1.25)
                       --------- --------- --------- ----------     ----------
Net income (loss)..... $   (.33) $   (.59) $  (1.45) $      1.29    $    (4.70)
                       ========= ========= ========= ==========     ==========
Weighted average
 common shares
 outstanding.......... 6,699,923 6,514,988 6,056,743 5,694,236      5,660,967
                       ========= ========= ========= ==========     ==========


                      CONSOLIDATED BALANCE SHEET DATA
                              (in thousands)


                       DECEMBER    DECEMBER  DECEMBER  DECEMBER     DECEMBER
                       31, 1995    31, 1994  31, 1993  25, 1992     27, 1991
                       ----------  --------- --------  ---------    ---------
Total assets.......... $   19,180  $ 22,109   $ 26,565 $ 37,050     $  65,243
                       ==========  ========   ======== ========     =========
Liabilities........... $   36,193  $ 38,930   $ 40,856 $ 42,569     $  78,412
Stockholders' equity
 (deficiency)........     (17,013)  (16,821)   (14,291)  (5,519)      (13,169)
                       ----------  ----------   --------- --------- ---------
Total liabilities
 and stockholders'
 equity (deficiency).. $   19,180  $ 22,109   $ 26,565 $ 37,050     $  65,243
                       ==========  ==========   ========= ========= =========

                            (18)

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

   In conjunction with the First Selex Loan: (i) Empire of Carolina, Inc. ("Empire") sold Selex its 2,220,066 shares of the Company's Common Stock and assigned Selex its $1,000,000 Note from the Company, with $225,000 of interest accrued thereon; (ii) Maurice A. Halperin, Chairman of the Board of Empire and former Chairman of the Board of the Company, forgave payment of the $200,000 salary due him for the period of April, 1990 through April, 1991, which was in arrears; and (iii) certain changes occurred in the composition of the Company's Board of Directors. Namely, the six directors serving on the Company's Board who were previously designated by Empire resigned and four Selex designees (Messrs. Marcellus H.B. Muyres, Antony Gram, Cornelis van de Peppel and Cornelis L.J.J. Zwaans) were elected to serve as directors in their stead. Marcellus H.B. Muyres was appointed Chairman of the Board and Chief Executive Officer of the Company. These directors, as well as Leonardus G.M. Nipshagen, a Selex designee, were then elected as directors at the Company's 1992 Annual Meeting and re-elected at the Company's 1993 Annual Meeting.

   As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, to convert the Selex Loan, or any portion thereof, into a maximum of 850,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). However, on September 14, 1992, Selex formally waived and relinquished its right to exercise the Option as to 250,000 shares of the Company's Common Stock to enable the Company to settle certain litigation involving the Company through the issuance of approximately 250,000 shares of the Company's Common Stock to the claimants, without jeopardizing the utilization of the Company's net operating loss carryforward. On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (41.9% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of March 22, 1996).

   Pursuant to the Selex transaction, $1,000,000 of the proceeds from the First Selex Loan was used by the Company to acquire certain commercial and multi-family properties at the Company's St. Augustine Shores community at their net appraised value, from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres. Namely, (i) $416,000 was used to acquire 48 undeveloped condominium units (twelve 4 unit building sites) and 4 completed (and rented) condominium units from Conquistador, in which Messrs. Zwaans and Muyres serve as directors, as well as President and Secretary/Treasurer, respectively; (ii) $485,000 was used to acquire 4 commercial lots from Swan Development Corporation ("Swan"), in which Messrs. Zwaans and Muyres also serve as directors, as well as President and Secretary, respectively; and
(iii) approximately $99,000 was used to reacquire, from Mr. Muyres, all of his rights, title and interest in a certain contract with the Company for the purchase of a commercial tract in St. Augustine Shores, Florida. None of the commercial land and multi-family property acquired by the Company from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres collateralizes the First Selex Loan. In March, 1994, Conquistador exercised its right to repurchase certain of the multi-family property from the Company (which right had been granted in connection with the June, 1992 transaction) at a price of
                       (19)

$312,000, of which $260,000 was paid in cash to the Company and $52,000 was applied to reduce interest due to Selex under the Second Selex Loan (the "First Conquistador Acquisition").

   In December, 1992, Mr. Gram, a director of the Company and beneficial owner of the Common Stock of the Company held by Selex, acquired all of the Company's outstanding bank debt and then assigned same to Yasawa, of which Mr. Gram is also the beneficial owner. Yasawa simultaneously completed a series of transactions with the Company which involved the transfer of certain assets to Yasawa or its affiliated companies, the acquisition by Yasawa of 289,637 shares of the Company's Common Stock through the exercise of warrants previously held by the banks, the provision of a $1,500,000 line of credit to the Company and the restructuring of the remaining debt as a $5,106,000 Yasawa Loan. Principal repayments aggregating $341,000 have reduced the Yasawa Loan to $4,765,000 as of December 31, 1995. On April 30, 1993, Selex
loaned the Company an additional amount of $1,000,000 pursuant to the Second Selex Loan and since July 1, 1993 made further loans to the Company aggregating $4,400,000 under the Third Selex Loan. Principal of $1,000,000 had been repaid under the Second Selex Loan and $1,371,000 under the Third Selex Loan through December 31, 1995. As of December 31, 1995, Yasawa has loaned the Company an additional sum of $4,012,000 pursuant to the Second Yasawa Loan.
As a consequence of these transactions, the Company had loans outstanding from Selex, Yasawa and their affiliates on December 31, 1995 in the aggregate amount of approximately $20,378,000. On May 22, 1995, the Company closed a transaction with Conquistador (the "Second Conquistador Acquisition") for the sale of an administration building and a multi-family site in the Company's St. Augustine Shores community as well as the remaining lot inventory in the Company's FeatherNest community at Marion Oaks in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. On that same date, but in a separate transaction, the Company also sold to Conquistador Development Corporation (the "Third Conquistador Acquisition") four single family residential lots in the St. Augustine Shores community for $100,000 in cash. These transactions were accounted for in accordance with generally accepted accounting principals for these types of related party transactions. Accordingly, the resulting gain of $1,900,000 was treated as a contribution of capital and recorded directly to capital surplus. The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company. See
Note 5 to Consolidated Financial Statements.

   The Company, Selex and Yasawa entered into loan modification agreements in which all accrued interest was converted into non-interest bearing principal at the earlier of the maturity date or the default date. Accordingly, at December 31, 1995, $4,200,000 of accrued interest was reclassified as principal. The loans were also modified to formalize the elimination of the default interest rate provisions in each of the applicable loan agreements.

   The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program.
Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totalling $4,012,000 as of December 31, 1995, to meet the Company's minimum working capital requirements, to pay $750,000 in delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

   On March 10, 1994, the Company was advised that Selex filed an Amendment to its Schedule 13D with the Commission. In the Amendment, Selex reported that it, together with Yasawa and their affiliates, were uncertain as to whether they would provide any further funds to the Company. The Amendment further stated that Selex, Yasawa and their affiliates were seeking third parties to provide financing for the Company and that as part of any

                       (20)
such transaction, they would be willing to sell or restructure all or a portion of their loans and Common Stock in the Company.

   As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $2,975,000 as of December 31, 1995; non-payment of these delinquent taxes may adversely affect the financial condition of the Company.

   The Company is continuing to seek third parties to provide financing. As part of any such transaction, Selex, Yasawa and their affiliates have indicated that they are willing to sell or restructure all or a portion of their loans and Common Stock in the Company. They have also indicated that they are willing to sell their interests in the Company at a significant discount. Consummation of any such transaction may result in a change in control of the Company. There can be no assurance, however, that such transaction will result or that any financing will be obtained. Accordingly, the Company's Board of Directors is also considering other appropriate action given the severity of the Company's liquidity position including, but not limited, to filing for protection under the federal bankruptcy laws. See "Business:
Recent Developments", and Notes 1, 5 and 8 to Consolidated
Financial Statements.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

   REVENUES

   Total revenues were $6,688,000 for 1995 compared to $ 8,541,000 for 1994.

   Gross land sales were $3,623,000 for 1995 versus $2,994,000 for 1994. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $2,394,000 for 1995 from $2,058,000 for 1994. The increase in sales reflects the Company's marketing program which was initiated in 1995.

   There were no bulk land sales in 1995 as compared to bulk land sales of $315,000 in 1994. In light of the Company's diminished bulk land sales inventory it is anticipated that in the future the Company will produce a negligible volume of bulk land sales. See "Liquidity and Capital Resources: Mortgages and Similar Debt".

   The Company re-entered the single-family housing business in December, 1992. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues were $1,383,000 for 1995 compared to $2,543,000 in 1994.
Housing revenues decreased in 1995 due to the lack of an advertising and promotion program.

   The following table reflects the Company's real estate product mix for 1995 and 1994 (in thousands):

                                     YEARS ENDED
                            --------------------------
                            DECEMBER 31,   DECEMBER 31,
                               1995            1994
                            ------------   ------------
Gross Land Sales:
   Bulk sales...............  $     0        $   315
   Retail sales*............    3,623          2,679
                              -------        -------
     Total..............        3,623          2,994
                              -------        -------
Housing Sales:
   Single Family............    1,328          2,506
   Vacation Ownership.......       55             37
                              -------        -------
     Total..............        1,383          2,543
                              -------        -------
     Total Real Estate..      $ 5,006        $ 5,537
                              =======        =======

                       (21)

_____________
   * New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the years ended December 31, 1995 and December 31, 1994 were $6,260,000 and $1,910,000, respectively. The Company had a backlog of $3,100,000 and $906,000 in unrecognized sales as of December 31, 1995 and December 31, 1994, respectively. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totalling 20% of the contract sales price. See Note 1 to the Consolidated Financial Statements.


   Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totalled $1,052,000 in 1995 as compared to $1,214,000 for 1994. The decrease was due to the Company's financial condition which caused the Company to curtail development in the first quarter of 1994.

   Interest income was $1,019,000 for 1995 compared to $1,046,000 for 1994. This decrease is the result of lower escrow balances.

   Other revenues were $840,000 for 1995 compared to $629,000 in 1994. Other revenues are generated principally by the Company's title insurance and real estate brokerage subsidiaries.

   Included in the 1995 results is an extraordinary gain of $702,000 related to the settlement of the Marco refund obligation.

   Included in the 1994 results is a gain of $1,051,000 from the termination of the lease on the Company's corporate headquarters in Miami.

   COSTS AND EXPENSES

   Costs and expenses were $9,593,000 for 1995 compared to $12,447,000 in 1994. Cost of sales totalled $2,432,000 for 1995 versus $3,845,000 for 1994. These decreases are primarily due to lower housing sales in 1995. The Company completed its Compromise and Settlement Agreement program with its trade creditors during the third quarter of 1994. Accordingly, costs and expenses were reduced by approximately $430,000 as a result of these settlements.

   In 1995, the Company recorded a provision of $650,000 representing the Company's estimate of its liability to replace or repurchase cancelled contracts receivable under the recourse provisions of its prior sales of contracts and mortgages receivable.

   Commissions, advertising and other selling expenses totalled $1,889,000 for 1995 versus $2,608,000 for 1994. Advertising and promotional expenditures decreased to $151,000 in 1995 from $275,000 in 1994 as a result of the reduction in the Company's marketing programs. Other selling expenses decreased to $550,000 in 1995 from $1,595,000 in 1994 as a result of cost reductions.

   General and administrative expenses were $1,869,000 in 1995 versus $2,984,000 for 1994. General and administrative expenses have decreased primarily due to overhead reductions and settlement of the Company's lease obligation on its corporate headquarters in October 1994.

   Real estate tax expense was $1,111,000 in 1995 compared to $1,163,000 in 1994. Included in real estate tax expense is delinquent interest and administrative fees on 1993 and 1994 delinquent taxes, which accrue interest at 18% per annum.

   Interest expense was $1,642,000 for 1995, as compared to $1,847,000 for 1994. The decrease in interest expense is the result of the decrease in debt. No interest was capitalized in 1995 and 1994 since the Company had curtailed land development work at its communities.

                            (22)

   NET INCOME

   The Company reported a net loss of $2,203,000 for 1995, compared to a net loss of $3,906,000 for 1994. Included in the 1995 results is an extraordinary gain of $702,000 related to the settlement of the Marco refund obligation. Included in 1994 results is a gain of $1,051,000 from the termination of the lease on the Company's corporate headquarters in Miami.


RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1993

   REVENUES

   Total revenues were $8,541,000 for 1994 compared to $12,099,000 for 1993.

   Gross land sales were $2,994,000 for 1994 versus $3,170,000 for 1993. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) decreased to $2,058,000 for 1994 from $2,432,000 for 1993. The decrease in sales reflects the curtailment of the Company's marketing program which was limited in 1994.

   Bulk land sales were $315,000 in 1994 as compared to bulk land sales of $113,000 in 1993. In light of the Company's diminished bulk land sales inventory it is anticipated that in the future the Company will produce a negligible volume of bulk land sales. See "Liquidity and Capital Resources: Mortgages and Similar Debt".

   The Company re-entered the single-family housing business in December, 1992. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues were $2,543,000 for 1994 compared to $344,000 in 1993.

   The following table reflects the Company's real estate product mix for 1994 and 1993 (in thousands):

                                               YEARS ENDED
                                      --------------------------
                                      DECEMBER 31,   DECEMBER 31,
                                         1994            1993
                                      ------------   ------------
Gross Land Sales:
   Bulk sales....................     $   315        $   113
   Retail sales*.................       2,679          3,057
                                      -------        -------
     Total...................           2,994          3,170
                                      -------        -------
Housing Sales:
   Single Family.................       2,506            314
   Vacation Ownership............          37             30
                                      -------        -------
     Total...................           2,543            344
                                      -------        -------
     Total Real Estate.......         $ 5,537        $ 3,514
                                      =======        =======

_____________
   * New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the years ended December 31, 1994 and December 31, 1993 were $1,910,000 and $4,106,000, respectively. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totalling 20% of the contract sales price. See
        Note 1 to the Consolidated Financial Statements.


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


                            (23)

   Other revenues were $629,000 for 1994 compared to $3,401,000 in 1993. This decrease was the result of the termination of its lease on the Marco Shores Country Club on December 31, 1993 and the sale of Marco Island Realty in November, 1993.

   Included in 1994 results is a gain of $1,051,000 from the termination of the lease on the Company's corporate headquarters in Miami.

   COSTS AND EXPENSES

   Costs and expenses were $12,447,000 for 1994 compared to $20,871,000 in 1993. Cost of sales totalled $3,845,000 for 1994 versus $6,441,000 for 1993. These decreases are primarily due to the termination of development work in the first quarter of 1994 and the sale of the Marco Island Realty and the termination of the lease of the Marco Shores Country Club in 1993. Additionally, the Company completed the first phase of its Compromise and Settlement Agreement program with its trade creditors during the third quarter of 1994. Accordingly, costs and expenses were reduced by approximately $430,000 as a result of these settlements.

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

   On a statewide level, the Florida Legislature adopted and implemented the Florida Growth Management Act of 1985 (the "Act") to aid local governments efforts to discourage uncontrolled growth in Florida. The Act precludes the issuance of development orders or permits if public facilities such as transportation, water and sewer services will not be available concurrent with development. Development orders have been issued for, and development has commenced in, the Company's existing communities (with development being virtually completed in certain of these

                         (24)
communities). Thus, such communities are less likely to be affected by the new growth management policies than future communities. Any future communities developed by the Company will be strongly impacted by new growth management policies. Since the Act and its implications are consistently being re-examined by the State, together with local governments and various state and local governmental agencies, the Company cannot further predict the timing or the effect of new growth management policies, but anticipates that such policies may increase the Company's permitting and development costs.

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

   The Company, Selex and Yasawa entered into loan modification agreements in which all accrued interest was converted into non-interest bearing principal at the earlier of the maturity date or the default date. Accordingly, at December 31, 1995, $4,200,000 of accrued interest was reclassified as principal. The loans were also modified to formalize the elimination of the default interest rate provisions in each of the applicable loan agreements.

   The following table presents information with respect to mortgages and similar debt (in thousands):


                                           YEARS ENDED
                                   _____________________________
                                   DECEMBER 31, DECEMBER 31,
                                       1995         1994
                                   ------------ ------------

        Mortgage Notes Payable.... $ 16,717     $ 14,070
        Other Loans...............    3,661        2,500
                                   --------     --------
          Total mortgages
           and similar debt....    $ 20,378     $ 16,570
                                   ========     ========


   Included in Mortgage Notes Payable is the First Selex Loan ($2,722,000 as of December 31, 1995), the Third Selex Loan ($3,825,000 as of December 31, 1995), the Yasawa Loan ($5,829,000
as of December 31, 1995) and the Second Yasawa Loan ($4,341,000 as of December 31, 1995). Other loans include the $1,656,000 Empire note and the $2,005,000 Scafholding Loan.

   These mortgage notes payable and other loans are in default as of December 31, 1995 due to the non-payment of principal. The lenders have not taken any other action as a result of these defaults.

   On June 19, 1992, Selex loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St.

                       (25)

Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial 18 months of the Loan and interest payments due quarterly thereafter. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, as modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of March 22, 1996, the Company was in default of the First Selex Loan inasmuch as accrued interest in the amount of $42,000 remained unpaid.

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

   On December 2, 1992, the Company entered into various agreements relating to certain of its assets and the restructuring of its debt with Yasawa, which is beneficially owned by Mr. Antony Gram. The consummation of these agreements, which are further described below, was conditioned upon the acquisition by Mr. Gram of the Company's outstanding bank loan.

   On December 4, 1992, Mr. Gram entered into an agreement with the lenders, pursuant to which he acquired the bank loan of approximately $25,150,000 (including interest and fees) for a price of $10,750,000. In conjunction with such transaction, the lenders transferred to Mr. Gram the warrants which they held that entitled the holder to purchase an aggregate of 277,387 shares of the Company's Common Stock at an exercise price of $1.00 per share. Immediately after the acquisition of the bank loan, Mr. Gram transferred all of his interest in the bank loan, including the warrants, to Yasawa.

   On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately

                       (26)

$1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000;
(viii) Yasawa released certain collateral held for the bank loan;
(ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of March 22, 1996); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

   The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, when only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December
31, 1997.    As of March 22, 1996, $5,948,000 in principal and
accrued interest was in default under the Yasawa Loan.

   On April 30, 1993 Selex loaned the Company an additional $1,000,000 collateralized by a first mortgage on certain of the Company's property in its Marion Oaks, Florida community (the "Second Selex Loan"). Interest under the Second Selex Loan was 11% per annum, deferred until December 31, 1993, and principal was to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. Although Selex had certain conversion rights under the Second Selex Loan in the event the Company sold any Common Stock or Preferred Stock prior to payment in full of all amounts due to Selex under the Second Selex Loan, such rights were voided. The Second Selex Loan was satisfied on May 22, 1995 through the closing of the Second Conquistador Acquisition, discussed below.

   From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30,
1994.   The Second Conquistador Acquisition, discussed below,
closed on May 22, 1995, provided a reduction of the debt due and payable under the Third Selex Loan. As of March 22, 1996, $1,371,000 in principal had been repaid under the Third Selex Loan. As of March 22, 1996, the remaining principal balance of $3,825,000 and accrued interest of $76,000 remained unpaid and in default.

   In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses, including payment of certain real estate taxes, and effectuate settlements with the Company's principal creditors. As of March 22, 1996, an aggregate amount of $4,012,000 had been advanced to the Company under the Second Yasawa Loan and the principal balance of $4,341,000 and accrued interest of $73,000 remains unpaid.

   On May 22, 1995, the Company closed a transaction with Conquistador (the "Second Conquistador Acquisition") for the sale of an administration building and a multi-family site in the Company's St. Augustine Shores community as well as the remaining lot inventory in the Company's FeatherNest community at Marion Oaks in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. In a separate transaction which also closed on the same date, the Company sold to Conquistador (the "Third Conquistador Acquisition") four single family residential lots in the St. Augustine Shores community for $100,000 in cash. These transactions were accounted for in accordance with generally accepted accounting principals for these

                         (27)
types of related party transactions. Accordingly, the resulting gain of $1,900,000 was treated as a contribution of capital and recorded directly to capital surplus.

   As previously stated, Messrs. Muyres and Zwaans also serve as directors and executive officers of M&M First Coast Realty ("M&M"). The Company had leased certain office space to M&M at its St. Augustine Shores community pursuant to a Lease Agreement dated August 10, 1990. A payment of approximately $21,300 in delinquent rental payments was made on May 22, 1995 upon the closing of the Second Conquistador Acquisition, which included the sale of the St. Augustine Administration Building to which the lease pertained.

   At December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal. Through March 22, 1996, $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option, the Second Selex Loan was repaid in full, $1,371,000 in principal was repaid under the Third Selex Loan, and $135,900 in principal and $346,000 in accrued interest was repaid under the Yasawa loan. As of March 22, 1996, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $20,757,000, including interest, all of which are in default, including approximately $8,349,600, which is owed to Selex, including accrued and unpaid interest of approximately $145,900 (10% per annum on the First Selex Loan, 11% per annum on the Third Selex Loan and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $10,361,800, which is owed to Yasawa, including accrued and unpaid interest of approximately $192,500 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $2,046,000, which is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $41,000 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

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

   The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program.
Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totalling $4,012,000 as of December 31, 1995, to meet the Company's minimum working capital requirements, to pay $750,000 in delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

   As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $2,975,000 as of December 31, 1995; non-payment of these delinquent taxes may adversely affect the financial condition of the Company.

                            (28)

   The Company is continuing to seek third parties to provide financing. As part of any such transaction, Selex, Yasawa and their affiliates have indicated that they are willing to sell or restructure all or a portion of their loans and Common Stock in the Company. They have also indicated that they are willing to sell their interests in the Company at a significant discount. Consummation of any such transaction may result in a change in control of the Company. There can be no assurance, however, that such transaction will result or that any financing will be obtained. Accordingly, the Company's Board of Directors is also considering other appropriate action given the severity of the Company's liquidity position including, but not limited, to filing for protection under the federal bankruptcy laws. See "Business:
Recent Developments" and Notes 1, 5 and 8 to Consolidated Financial
Statements.


  CONTRACTS AND MORTGAGES RECEIVABLE SALES

   In December, 1992, as described above, the Company sold
$10,800,000 of contracts and mortgages receivable to an affiliate of Yasawa at face value, applying the proceeds therefrom to reduce the Bank Loan acquired by Yasawa.

   In March , 1993, the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount of $150,000. As of December 31, 1995, the balance of the holdback account as approximately $108,000.

   In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totalling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for
1991 since the restructuring was dependent on the sale.    The
Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,388,000 as of December 31, 1995). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company is unable to determine what effect this will have, if any, on future cancellations, since it is unable to determine how the bankruptcy or the subsequent sale of the portfolio will impact servicing and collection procedures and the customers' determination to continue to pay under those contracts. The Company has fully reserved for the amount of the holdback account and the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. The Company was unable to replace or repurchase $1,148,000 in delinquent contracts in 1994 and $524,000 in delinquent contracts in 1995, which amounts were deducted from the deposit held by the purchaser of the receivables as security. In addition, the Company was unable to replace or repurchase $613,000 in delinquent receivables in 1995; however, a replacement of $293,000 in receivables was made in January, 1996.

   The Company was the guarantor of approximately $15,653,000 of contracts receivable sold or transferred as of December 31, 1995, for the transactions described above, and had $108,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision of $650,000 has been established for the Company's obligation under the recourse provisions. The Company has been in compliance with all receivable transactions since the consummation of sales.

                         (29)

   The Company anticipates that it will be necessary to complete additional sales and financings of a portion of its receivables in 1996. There can be no assurance, however, that such sales and/or financings can be accomplished.

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

   In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $9,537,600 as of December 31, 1995) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of March 22 1996, approximately 83% of the customers whose lots are currently undeveloped have opted to exchange. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

   The Company's goal is to eliminate its development obligation (with the exception of its maintenance obligation in Marion Oaks and Sunny Hills) under the 1992 Consent Order through this exchange program, completion of two commercial areas in Marion Oaks, sale of its second Citrus Springs Golf Course (with the buyer assuming the development obligation) and settlement of all remaining maintenance and improvements obligations in Citrus Springs through a final agreement with Citrus County (entered into in May 1995). Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building.

   As of December 31, 1995, the Company had estimated development obligations of approximately $1,295,000 on sold property, an estimated liability to provide title insurance and deeding costing $1,217,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $1,150,000, all of which are included in deferred revenue. The total cost to complete improvements at December 31, 1995 to lots subject to the 1992 Consent Order, including the previously mentioned obligations, and to all lots, sold and unsold, including the St. Augustine Shores community, was estimated to be approximately $14,449,000.
As of December 31, 1995 and December 31, 1994 the Company had in escrow approximately $489,000 and $911,000, respectively, specifically for land improvements at certain of its Central and North Florida communities.

                            (30)

   The Company's continuing liquidity problems have precluded the timely payment of the full amount of its real estate taxes. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Delinquent real estate taxes aggregated approximately $2,975,000 as of December 31, 1995.

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

   On September 30, 1988, the Company entered into an agreement with Citrus County, Florida to establish the procedure for transferring final maintenance responsibilities for roads in the Company's
Citrus Springs subdivision to Citrus County. The agreement obligated the Company to complete certain remedial work on previously completed improvements within the Citrus Springs subdivision by June 1, 1991. The Company was unable to complete this work by the specified date and negotiated another agreement with Citrus County for the transfer of final maintenance responsibility for the roads to the County. This final agreement was entered into in May 1995.

   In 1992, the Company conveyed certain properties to the former landlord in satisfaction of its outstanding lease obligations for its executive office building in Miami, Florida. The Company also entered into a modification of its lease agreement, providing for a reduction of its rental expenses through March 31, 1994, at which time the Company would have the option of acquiring the leased premises or reinstating the lease according to its original terms. The modification provided that should the landlord sell the leased premises to a third party at any time the lease, or any modification thereof, is in effect, then the lease with the Company would be cancelled. In December, 1993, the landlord filed suit against the Company alleging that the Company defaulted in its obligation to make rental payments under the lease and sought to accelerate lease payments. The Company completed a settlement of this litigation on October 27, 1994 as a result of funds being advanced under the Second Yasawa Loan and the posting of a letter of credit by Mr. Antony Gram, Chairman and Chief Executive Officer of the Company. See "Business: Recent Developments" and "Legal Proceedings".

   The Company had placed certain properties in trust to meet its refund obligations to Marco customers affected by the permit denials. On September 14, 1992, the Circuit Court of Dade County, Florida approved a settlement of certain class action litigation instituted by customers affected by the Marco permit denials, under the terms of which the Company was required, among other things, to convey more than 120 acres of multi-family and commercial land that had been placed in trust to the trustee of the 809 member class.
As part of the settlement, the Company guaranteed the amount to be realized from the sale of the conveyed property, not to exceed $2,000,000. Such settlement enabled the Company to resolve the claims of an additional 12.7% of its affected customers and re-evaluate the allowance for Marco permit costs. As a result of such analysis, the Company was able to reduce such allowance by $12,200,000, resulting in a $3,983,000 extraordinary gain in 1992 and a $500,000 credit to accrued expenses to be credited to paid-in capital following issuance of 250,000 shares of restricted Common Stock of the Company to the class members. Following the closing on a majority of the property conveyed to the trust, the Company recorded an extraordinary gain of $702,000 resulting from a reduction in the amount of its guarantee pursuant to the settlement
agreement.   At December 31, 1995, $1,349,000 remained in  the
allowance for Marco permit costs, including $39,000 relating to interest accrued on such obligations. Based upon the Company's experience with affected customers, the Company believes that its total obligations to the three remaining affected customers will not materially exceed the amount provided for in the accompanying Consolidated Financial Statements.

                            (31)

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

   The continued economic recession and the increasing adverse effects of such recession on the Florida real estate industry not only resulted in the Company's sales remaining at depressed levels, but caused greater contract cancellations in 1991, particularly in the second half of the year, than were anticipated. Such cancellations required the Company to record an additional provision to its allowance for uncollectible sales of approximately $12,200,000 in the 1991 third quarter, impacting net income by approximately $8,900,000. While the Company is making every effort to reduce its cancellations, the Company could be required to record additional provisions in the future.

   In December, 1992, the Company's bank debt was acquired by Mr. Gram and assigned to Yasawa. Through the sale of certain assets to Yasawa and its affiliates, including certain contracts receivable, and the exercise of the warrants by Yasawa, the Company was able to reduce such remaining debt from approximately $25,150,000 (including interest and fees) to approximately $5,106,000. During 1994, the Yasawa Loan was reduced to 4,764,600. The agreement with Yasawa also provided the Company with a future line of credit of $1,500,000, all of which is drawn and outstanding as of December 31, 1995. During 1993, Selex loaned the Company an additional $5,400,000 pursuant to the Second and Third Selex Loans, of which $3,825,000 was outstanding as of December 31, 1995, and Yasawa loaned the Company an additional $4,012,000, pursuant to the Second Yasawa Loan, which had an outstanding balance of $4,341,000 as of December 31, 1995. The loans from Selex, Yasawa and their affiliates are collateralized by substantially all of the Company's assets.

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

                            (32)

   The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program.
Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") a totalling $4,012,000 as of December 31, 1995, to meet the Company's minimum working capital requirements, to pay $750,000 in delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

   As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $2,975,000 as of December 31, 1995; non-payment of these delinquent taxes may adversely affect the financial condition of the Company.

   The Company is continuing to seek third parties to provide financing. As part of any such transaction, Selex, Yasawa and their affiliates have indicated that they are willing to sell or restructure all or a portion of their loans and Common Stock in the Company. They have also indicated that they are willing to sell their interests in the Company at a significant discount. Consummation of any such transaction may result in a change in control of the Company. There can be no assurance, however, that such transaction will result or that any financing will be obtained. Accordingly, the Company's Board of Directors is also considering other appropriate action given the severity of the Company's liquidity position including, but not limited, to filing for protection under the federal bankruptcy laws. See "Business:
Recent Developments" and Notes 1, 5 and 8 to Consolidated Financial
Statements.

                            (33)

ITEM 8

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL DATA


                                                          PAGE
                                                          -----
Independent Auditors' Report...........................    35

Consolidated Balance Sheets as of
 December 31, 1995 and December 31, 1994...............    36

Statements of Consolidated Operations
 for the years ended December 31, 1995,
 December 31, 1994 and December 31, 1993...............    38

Statements of Consolidated Stockholders'
 Equity (Deficiency) for the years ended
 December 31, 1995, December 31, 1994
 and December 31, 1993.................................    39

Statements of Consolidated Cash Flows
 for the years ended December 31, 1995,
 December 31, 1994 and December 31, 1993...............    40

Notes to Consolidated Financial Statements.............    42

Supplemental Unaudited Quarterly Financial Data...         59

                       (34)

                       INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE DELTONA CORPORATION:

   We have audited the consolidated balance sheets of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1995 and 1994 and the related statements of consolidated operations, consolidated stockholders' equity (deficiency) and consolidated cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred substantial operating losses and has continued to experience liquidity crises, causing the Company to be unable to meet certain contractual obligations and has a stockholders' deficiency at December 31, 1995. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
March 29, 1996

                              (35)

                       CONSOLIDATED BALANCE SHEETS

                 THE DELTONA CORPORATION AND SUBSIDIARIES

                                  ASSETS
                              (in thousands)


                                      DECEMBER 31,   DECEMBER 31,
                                         1995            1994
                                      ------------   ------------
Cash, including escrow deposits
 and restricted cash of $855
 in 1995 and $2,242 in 1994
 (Note 7).....................          $   982      $  2,440
                                        -------      --------
Contracts receivable for land
 sales (Notes 2, 5 and 8).....            8,059         7,830

Less: Allowance for
 uncollectible contracts......           (1,628)       (1,373)

      Unamortized valuation
         discount..............            (829)        (913)
                                        -------     --------


Contracts receivable - net....            5,602        5,544
                                        -------     --------
Mortgages and other receivables
 net (Notes 2, 5 and 8).......              413        1,243
                                        -------     --------
Inventories, at lower of cost
 or net realizable value
 (Notes 3 and 5):

Land and land improvements....           11,131       11,797
Other.........................              104          148
                                        -------     --------
        Total inventories......          11,235       11,945
                                        -------     --------

Property, plant and
 equipment net (Notes 4 and 5).             510          653
                                        -------     --------

Prepaid expenses and other.....             438          284
                                        -------     --------

        Total...................        $19,180     $ 22,109
                                        =======     ========

The accompanying notes are an integral part of the consolidated financial statements.

                         (36)

                        CONSOLIDATED BALANCE SHEETS

                 THE DELTONA CORPORATION AND SUBSIDIARIES

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                     (in thousands except share data)

                                 DECEMBER 31,     DECEMBER 31,
                                    1995           1994
                                 -----------      ------------
Mortgages and similar
 debt (Note 5):

   Mortgage notes payable..      $   16,717       $ 14,070
   Other loans............            3,661          2,500
                                 ----------       --------
     Total mortgages
      and similar debt....           20,378         16,570
Accounts payable-trade....              152            137

Accrued interest payable
 (Note 5).................              -0-          2,899

Accrued taxes, principally
 real estate taxes........            2,983          2,679

Accrued expenses and other
 (Notes 2 and 8)..........            1,812          2,559

Customers' deposits.......              754            722

Allowance for Marco permit
 costs (Note 9)...........            1,349          2,897

Deferred revenue (Notes 7
 and 8)...................            8,765         10,467
                                 ----------       --------
Total liabilities.........           36,193         38,930
                                 ----------       --------
Commitments and contingencies
 (Notes 1, 2, 5, 7, 8 and 9)

Stockholders' equity
 (deficiency) (Notes 1, 5,
  and 10):

   Common stock, $1 par value-
   authorized 15,000,000 shares;
   issued and outstanding:
   6,719,244 shares in 1995
  and 6,668,765 shares in 1994
  (excluding 12,228 shares held
  in treasury)............           6,719         6,669

   Capital surplus.........         44,699        42,738
   Accumulated deficit.....        (68,431)      (66,228)
                                 ---------      --------
Total stockholders'
 equity (deficiency)......         (17,013)      (16,821)
                                 ---------      --------
        TOTAL..............      $  19,180      $ 22,109
                                 =========      ========

      The accompanying notes are an integral part of the consolidated financial statements.

                       (37)

                   STATEMENTS OF CONSOLIDATED OPERATIONS
                 THE DELTONA CORPORATION AND SUBSIDIARIES
                     (in thousands except share data)

                                             Years Ended
                                   ________________________________________
                                   DECEMBER     DECEMBER       DECEMBER
                                   31, 1995     31, 1994       31, 1993
                                   ------------ ------------   ------------
Revenues

 Gross land sales
 (Notes 2 and 7)..............      $  3,623     $  2,994       $  3,170
 Less: Estimated
 uncollectible sales..........          (850)        (712)          (486)
     Contract valuation
      discount................          (379)        (224)          (252)
                                    --------     --------       --------
 Net land sales...............         2,394        2,058          2,432
 Sales-housing................         1,383        2,543            344
 Recognized improvement
 revenue-prior period
 sales........................         1,052        1,214          4,725
 Interest income..............         1,019        1,046          1,197
 Gain on settlement of lease
 obligation (Note 8)..........           -0-        1,051            -0-
 Other........................           840          629          3,401
                                    --------     --------       --------
        TOTAL.................         6,688        8,541         12,099
                                    --------     --------       --------

COSTS AND EXPENSES

 Cost of sales-land...........           635          574            656
 Cost of sales-housing........         1,135        2,169            292
 Cost of improvements-prior
  period sales................           395          711          3,574
 Cost of sales-other..........           267          391          1,919
 Provision for uncollectible
  contracts and recourse
  obligations (Note 2)........           650          -0-          2,400
 Commissions, advertising,
  and other selling
  expenses....................         1,889        2,608          6,008
 General and administrative
  expenses....................         1,869        2,984          3,790
 Real estate tax..............         1,111        1,163            975
 Interest expense.............         1,642        1,847          1,257
                                    --------     --------       --------

        TOTAL................          9,593       12,447         20,871
                                    --------     --------       --------
LOSS FROM OPERATIONS BEFORE
 INCOME TAXES AND
  EXTRAORDINARY ITEMS.........        (2,905)      (3,906)        (8,772)
PROVISION FOR INCOME TAXES
 (NOTE 6).....................           -0-          -0-            -0-
                                    --------     --------       --------
LOSS FROM OPERATIONS BEFORE
 EXTRAORDINARY ITEMS..........        (2,905)      (3,906)        (8,772)

EXTRAORDINARY ITEM:
 Gain on settlement
 related to the Marco
 refund obligation (Note 9)...           702          -0-            -0-
                                    --------     --------       --------
NET INCOME (LOSS).............      $ (2,203)    $ (3,906)      $ (8,772)
                                    ========     ========       ========
EARNINGS (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARES
 FROM (NOTE 10):
 Operations..................       $   (.43)    $  ( .59)      $  (1.45)
 Extraordinary gain..........            .10          -0-            -0-
                                    --------     --------       --------
       NET INCOME (LOSS).....       $   (.33)    $  ( .59)      $  (1.45)
                                    ========     ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                            (38)

       STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)

                 THE DELTONA CORPORATION AND SUBSIDIARIES
                              (in thousands)

FOR THE YEARS ENDED DECEMBER 31, 1995, DECEMBER 31, 1994 AND DECEMBER 31, 1993


                       COMMON STOCK   CAPITAL   ACCUMULATED
                       ($1 PAR VALUE) SURPLUS   DEFICIT        TOTAL
                       -------------- -----     -----          ----------
BALANCES,
 DECEMBER 25, 1992..    $ 5,951        $42,080   $(53,550)      $ (5,519)
   Net (loss) for
   the year.........        -0-            -0-     (8,772)        (8,772)
                        -------        -------   --------       --------
BALANCES,
 DECEMBER 31, 1993..    $ 5,951        $42,080   $(62,322)      $(14,291)
   Net proceeds from
    exercise of
    Warrants.......         718            658        -0-          1,376
   Net (loss) for
   the year........         -0-            -0-     (3,906)        (3,906)
                        -------        -------   --------       --------
BALANCES,
 DECEMBER 31, 1994..    $ 6,669        $42,738   $(66,228)      $(16,821)
   Net proceeds from
    exercise of
    Warrants.......          50            50        -0-            100
   Gain from exchange of
    debt for land with
    related party
    (Note 5)........        -0-         1,911        -0-          1,911
   Net (loss) for
   the year.........        -0-           -0-     (2,203)        (2,203)
                        -------       -------   --------       --------
BALANCES,
 DECEMBER 31, 1995...   $ 6,719       $44,699   $(68,431)      $(17,013)
                       =======        =======   ========       ========



The accompanying notes are an integral part of the consolidated financial statements.

                       (39)

                   STATEMENTS OF CONSOLIDATED CASH FLOWS

                 THE DELTONA CORPORATION AND SUBSIDIARIES
                              (in thousands)



                                                YEARS ENDED
                                 -------------------------------------------
                                 DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                     1995           1994           1993
                                 ------------   ------------   ------------


CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Cash received from
 operations:
  Proceeds from sale
  of residential units........... $   1,416      $   2,543      $    344
  Collections on
  contracts and
  mortgages receivable...........     2,285          3,420         1,726
    Proceeds from
     sale or transfer of
     contracts receivable........       -0-            -0-         1,059
    Down payments on
     and proceeds from sales
     of homesites and tracts.....     1,261            592         1,517
    Proceeds from sale of
     Marco Trust property........       -0-             22           444
    Proceeds (uses) from other
     sources.....................        86            (44)          262
                                  ---------      ---------      --------

        TOTAL CASH RECEIVED
           FROM OPERATIONS.......     5,048          6,533         5,352
                                  ---------      ---------      --------
  Cash expended by operations:
    Cash paid for
     residential units...........     1,135          2,169           282
    Cash paid for land
     and land improvements.......       602            816         5,028
    Customer refunds.............       874            136         1,248
    Commissions, advertising
     and other selling expenses..     1,558          2,587         5,331
    General and administrative
     expenses....................     2,721          2,728         3,806
    Interest paid................       -0-            398           258
    Real estate taxes paid.......       984            192         1,030
                                  ---------      ---------      --------
        TOTAL CASH EXPENDED
          BY OPERATIONS...........    7,874          9,026        16,983
                                  ---------      ---------      --------
        NET CASH PROVIDED BY
          (USED IN)
          OPERATING ACTIVITIES...    (2,826)        (2,493)      (11,631)
                                   --------      ---------      --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Proceeds from sale of
  property, plant
  and equipment..................        29             24           493
 Payment for acquisition and
  construction of
  property, plant and equipment..       (43)           (26)          (94)
                                   --------      ---------      --------

        NET CASH PROVIDED
         BY (USED IN)
         INVESTING ACTIVITIES...        (14)            (2)          399
                                   --------      ---------      --------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 New borrowings.................      1,390          2,122         6,900
 Repayment of borrowings........         (8)          (195)         (282)
                                   --------      ---------      --------
        NET CASH PROVIDED
         BY (USED IN)
         FINANCING ACTIVITIES...      1,382          1,927         6,618
                                   --------      ---------      --------

Net increase (decrease) in
 cash and short term
 investments....................     (1,458)         (568)       (4,614)
Cash and short term
 investments, at beginning
 of year........................      2,440         3,008         7,622
                                   ---------    ---------      --------
Cash and short term
 investments, at end of year.....  $    982     $   2,440      $  3,008
                                   ========     =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                    (40)

                 THE DELTONA CORPORATION AND SUBSIDIARIES
                              (in thousands)


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES:

                                            YEARS ENDED
                              ---------------------------------------------
                              DECEMBER     DECEMBER    DECEMBER
                              31, 1995     31, 1994    31, 1993
                              ---------    --------    ----------
Net income (loss)...........   $(2,203)     $  (3,906)  $  (8,772)
                               -------      ---------   ---------
Adjustments to reconcile
 net income (loss)
 to net cash provided
 by (used in) operating
 activities:
   Depreciation
    and amortization.......         64             86         104
   Provision for estimated
    uncollectible sales
    and recourse
    obligations............      1,500            712       2,886
   Contract valuation discount,
    net of amortization....         30             19        (255)
   Net gain on sale of property,
    plant and equipment.....       (19)           (34)        (50)
   Extraordinary (gain) loss
    from debt
    restructuring...........       -0-            -0-         -0-
   Extraordinary gain on
    settlement related to
    the Marco refund
    obligation............        (702)           -0-         -0-
(Increase) decrease in
 assets and increase
 (decrease) in liabilities:
   Gross contracts receivable
    plus deductions
    from reserves.........        (936)          (13)        (546)
   Mortgages and other
   receivables............         830         2,513        2,204
   Land and land
    improvements..........          (8)          646          (25)
   Housing completed or
    under construction
    and other.............          44            15        1,088
   Prepaid expenses and
    other.................        (154)          181           67
   Accounts payable, accrued
    expenses and other....       1,244           377         (460)
   Customers' deposits....          32          (329)      (1,605)
   Allowance for Marco
    permit costs..........        (846)           11         (963)
   Deferred revenue.......      (1,702)       (2,771)      (5,304)
                              --------     ---------    ---------
     Total adjustments and
      changes............         (623)        1,413       (2,859)
                              --------     ---------    ---------
Net cash provided by
 (used in) operating
  activities. .............   $ (2,826)    $  (2,493)   $ (11,631)
                              ==========     =========    =========


SUPPLEMENTAL DISCLOSURE
 OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

Assets assigned or
 conveyed as a
 reduction of
 accrued expenses,
 mortgages and notes
 payable and
 settlement of Marco
 refund obligation:
   Contracts and mortgages
    receivable (net).....     $     -0-    $      50   $     708
                              =========    =========   =========
   Land and land improve-
    ments, including
    land held for
    bulk sale or future
    development..........     $     -0-    $     -0-   $     202
                              =========    =========   =========
Reduction of accrued
 interest as a
 result of the
 capitalization of
 interest to principal..      $   4,200    $     -0-   $     -0-
                              =========    =========   =========
Reduction of accrued
 interest and
 mortgage notes
 payable as a
 result of an
 exchange of land
 and property...........      $   2,694    $     -0-    $     -0-
                              =========    =========    =========
Reduction of property,
 plant and equipment
 as a result of exchange
 of debt................      $     112    $     -0-    $     -0-
                              =========    =========    =========

Reduction of land as
 a result of
 an exchange of debt....      $     674    $     -0-    $     -0-
                              =========    =========    =========

Reduction of accrued
 expenses as a
 result of the
 settlement of an
 obligation with
 a prior landlord........     $     500    $     -0-    $     -0-
                              =========    =========    =========

Common Stock issued
 for reduction of
 long-term debt...........    $     -0-    $   1,140    $     -0-
                              =========    =========    =========
Common stock issued
 for Marco permit
 costs....................    $     101    $     236    $     -0-
                              =========    =========    =========

      The accompanying notes are an integral part of the consolidated financial statements.
                            (41)

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

   The Company has incurred a loss from operations for 1993 of $8,772,000, for 1994 of $3,906,000 and for 1995 of $2,905,000,
resulting in a stockholders' deficiency of $17,013,000 as of December 31, 1995. The Company has continued to experience liquidity problems, causing it to be unable to fully meet certain contractual obligations, primarily relating to the repayment of debt, payment of real estate taxes and the completion of improvements. The Company must obtain additional financing to accomplish the objectives of satisfying or substantially reducing its current debt obligations and provide the financial stability that will allow the Company to accomplish the objectives of a successful business plan.

   Following the completion of the restructuring of its bank debt in 1992 (see Note 5), the Company commenced the implementation of its business plan by undertaking a new marketing program which included the Company's re-entry into the single-family housing business. To accomplish the objectives of its business plan required the Company to obtain financing during 1994 and 1995 and will require the Company to obtain additional financing in 1996. The transactions described in Note 5 with Selex International, B.V., a Netherlands corporation ("Selex"), Yasawa Holdings, N.V., a Netherlands Antilles corporation ("Yasawa"), and their affiliates provided the Company with a portion of its financing requirements enabling the Company to commence implementation of the marketing program and attempt to accomplish the objectives of its business plan, but additional financing will be required in 1996. Selex, Yasawa and their affiliates are uncertain as to whether they will provide any further funds to the Company. While the Company, together with Selex, Yasawa and their affiliates, is seeking third parties to provide financing for the Company and, as part of any such transaction, Selex, Yasawa and their affiliates have indicated their willingness to sell or restructure all or a portion of their loans and Common Stock in the Company, such financing has not yet become available. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its escrow account obligations to the State of Florida, Department of Business Regulation, Division of Land Sales, Condominiums and Mobile Homes (the "Division") pursuant to the Company's 1992 Consent Order with the Division (the "1992 Consent Order"), its obligation to pay certain real estate taxes, and its obligation to make required payments under loans from Selex, Yasawa and their affiliates. (See Notes 5 and 8.)

   There can be no assurance that the Company will be able to timely secure the necessary financing to resolve its liquidity situation or that a new business plan will be successfully implemented. Consequently, there can be no assurance that the Company can continue as a going concern. In the event that these matters are not successfully addressed, the Company's Board of Directors will consider other appropriate action given the severity of the Company's liquidity position, including, but not limited to, filing for protection under the federal bankruptcy laws. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 5 and 8 to Consolidated Financial Statements.

   The consolidated financial statements do not include any
adjustments relating to the recoverability of asset amounts or the amounts of liabilities should the Company be unable to continue as a going concern.
                              (42)

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

   The Company sells homesites under installment contracts which provide for payments over periods ranging from 2 to 10 years.
Sales of homesites are recorded under the percentage-of-completion method in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("FASB No. 66"). Since 1991, the Company has not recognized a sale until it has received 20% of the contract sales price. During 1995, approximately 72% of sales were through a single independent dealer in New York.

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

   Bulk land sales are recorded and profit is recognized in accordance with FASB No. 66. Bulk land sales of approximately
$315,000 and $113,000 are included in gross land sales for the years ended December 31, 1994 and 1993, respectively.

                         (43)

                 THE DELTONA CORPORATION AND SUBSIDIARIES


1. Basis of Presentation and Significant Accounting Policies -
   (Continued)

   Sales of houses and vacation ownership units, as well as all related costs and expenses, are recorded at the time of closing.

   Interest costs directly related to, and incurred during, a project's construction period are capitalized. Such capitalized interest amounted to $164,000 for the year ended December 31, 1993.
   Property, plant and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the respective assets. Additions and betterments are capitalized, and maintenance and repairs are charged to income as incurred. Generally, upon the sale or retirement of assets, the accounts are relieved of the costs and related accumulated depreciation and any gain or loss is reflected in income.

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

   In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to evaluate long-lived assets for impairment based on the undiscounted future cash flows of the asset. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's inventories would be considered long-lived assets under this pronouncement.

   The statement is effective for years beginning after December 15, 1995. The actual effects of implementing the new standard has not been determined. However, the adoption is not expected to have any material adverse effect on the Company's financial position or results of operations.

   The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methods. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or incur in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. The Company's financial instruments consist of cash and cash equivalents, contracts and mortgages receivable, and similar debt. The carrying amount of cash and cash equivalents are reasonable estimates of fair value. The fair value of contracts and mortgages receivable and similar debt has been estimated using interest rates currently available for similar terms. The carrying value of the contracts and mortgages receivable and similar debt approximates fair value.
                                   (44)

                 THE DELTONA CORPORATION AND SUBSIDIARIES

1. Basis of Presentation and Significant Accounting Policies -
   (Continued)

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Contracts and Mortgages Receivable

   At December 31, 1995, interest rates on contracts receivable outstanding ranged from 5% to 12% per annum (weighted average approximately 8.3%). The approximate principal maturities of contracts receivable (including $163,000 restricted for use in the Marco refund program, see Note 9) were:


                                    DECEMBER 31,
                                        1995
                                   -------------
                                   (in thousands)

1996..............................      $ 1,104
1997..............................        1,164
1998..............................        1,205
1999..............................        1,115
2000..............................          872
2001 and thereafter...............        2,599
                                        -------
     Total.......................       $ 8,059
                                        =======

   If a regularly scheduled payment on a contract remains unpaid 30 days after its due date, the contract is considered delinquent.
Aggregate delinquent contracts receivable at December 31, 1995 and 1994 approximate $1,360,000 and $2,140,000, respectively.

   Information with respect to interest rates and average contract lives used in valuing new contracts receivable generated from sales follows:

                                      AVERAGE
                                      STATED      DISCOUNTED
                          AVERAGE     INTEREST    TO
   YEARS ENDED             TERM       RATE        YIELD
   -----------           ---------    --------- ---------
   December 31, 1995..... 92 months    8.2%        13.5%
   December 31, 1994..... 92 months    8.4%        13.5%
   December 31, 1993..... 98 months    7.8%        13.5%


   In December, 1992, as described above,  the Company sold
$10,800,000 of contracts and mortgages receivable to an affiliate of Yasawa at face value, applying the proceeds therefrom to reduce the Company's bank loan, which had been acquired by Yasawa.

   In March, 1993 the Company transferred $1,600,000 in contracts and mortgages receivable, generating approximately $1,059,000 in proceeds to the Company, which was used for working capital, and the creation of a holdback account in the amount of $150,000. As of December 31, 1995, the balance of the holdback account was $108,000.

                            (45)

                 THE DELTONA CORPORATION AND SUBSIDIARIES

2. Contracts and Mortgages Receivable - (Continued)

   In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totalling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000, respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts and mortgages receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things, require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,388,000 as of December 31, 1995). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables assigned the portfolio to a third party, who now owns the portfolio and will service and collect the receivables. The Company is unable to determine what effect this will have, if any, on future cancellations, since it is unable to determine how the bankruptcy or the servicing and collection procedures of the third party will impact the customers' determination to continue to pay under those contracts. The Company has fully reserved for the amount of the holdback account and the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become
delinquent.   The Company was unable to  replace or repurchase
$1,148,000 in delinquent contracts in 1994 and $524,000 in delinquent contracts in 1995, which amounts were deducted from the deposit held by the purchaser of the receivables as security. In addition, the Company was unable to replace or repurchase $613,000 in delinquent receivables in 1995; however, a replacement of $293,000 in receivables was made in January, 1996.

   The Company was the guarantor of approximately $15,653,000 of contracts receivable sold or transferred as of December 31, 1995 and had $108,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision of $650,000 has been established for the Company's obligation under the recourse provisions. The Company has been in compliance with all receivable transactions since the consummation of sales.

   The Company anticipates that it will be necessary to complete additional sales and financings of a portion of its receivables in 1996. There can be no assurance, however, that such sales and/or financings can be accomplished.

3. Inventories

   Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows:

                                      DECEMBER 31,   DECEMBER 31,
                                         1995            1994
                                      ------------   ------------
                                           (in thousands)
     Unimproved land...............   $    444        $    444
     Land in various stages of
      development..................      4,014           4,014
     Fully improved land...........      6,673           7,339
                                      --------        --------
          Total....................   $ 11,131        $ 11,797
                                      ========        ========

                              (46)

                 THE DELTONA CORPORATION AND SUBSIDIARIES

3. Inventories - (Continued)

   Land and land improvements include approximately $202,000 of land placed in the Marco Island and Marco Shores trusts for the Marco refund program as of December 31, 1995 and 1994 (see Note 9).
Other inventories consists primarily of vacation ownership units completed.

4. Property, Plant and Equipment

   Property, plant and equipment and accumulated depreciation consist of the following:



                         DECEMBER 31, 1995 DECEMBER 31, 1994
                         ----------------- -----------------
                                   ACCUMU-           ACCUMU-
                                   LATED               LATED
                                   DEPRECIA-           DEPRECIA-
                            COST   TION      COST      TION
                            ------ --------- --------- -------
                                        (in thousands)
Land and land
 improvements............   $   74 $    -0-  $   128   $   -0-
Other buildings,
 improvements and
 furnishings.............    1,257      877    1,449       983
Construction and other
  equipment..............    1,509    1,453    1,492     1,433
                            ------ --------  -------   -------
     Total...............   $2,840 $  2,330  $ 3,069   $ 2,416
                            ====== ========  =======   =======



   Depreciation charged to operations for the years ended December 31, 1995, 1994 and 1993 was approximately $64,000, $86,000 and
$104,000, respectively.

5. Mortgages and Similar Debt

   Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries.

   The Company, Selex and Yasawa entered into loan modification agreements in which all accrued interest was converted into non-interest bearing principal at the earlier of the maturity date or the default date. Accordingly, at December 31, 1995, $4,200,000 of accrued interest was reclassified as principal. The loans were also modified to formalize the elimination of the default interest rate provisions in each of the applicable loan agreements.

   The following table presents information with respect to mortgages and similar debt (in thousands):


                            DECEMBER 31,   DECEMBER 31,
                            1995          1994
                            -----------    ------------
   Mortgage Notes Payable.  $ 16,717       $ 14,070
   Other Loans............     3,661          2,500
                            --------       --------
     Total mortgages and
        similar debt.....   $ 20,378       $ 16,570
                            ========       ========


   Included in Mortgage Notes Payable is the First Selex Loan ($2,722,000 as of December 31, 1995), the Third Selex Loan ($3,825,000 as of December 31, 1995), the Yasawa Loan ($5,829,000
as of December 31, 1995) and the Second Yasawa Loan ($4,341,000 as of December 31, 1995). Other loans include the $1,656,000 Empire note and the $2,005,000 Scafholding Loan.

                            (47)

                 THE DELTONA CORPORATION AND SUBSIDIARIES

5. Mortgages and Similar Debt - (Continued)

   These mortgage notes payable and other loans are in default as of December 31, 1995 due to the non-payment of principal. The lenders have not taken any other action as a result of these defaults.

   On June 19, 1992, Selex loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial 18 months of the Loan and interest payments due quarterly thereafter. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, as modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of December 31, 1995, the Company was in default of the First Selex Loan.

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

   On December 2, 1992, the Company entered into various agreements relating to certain of its assets and the restructuring of its debt with Yasawa, which is beneficially owned by Mr. Antony Gram. The consummation of these agreements, which are further described below, was conditioned upon the acquisition by Mr. Gram of the Company's outstanding bank loan.

   On December 4, 1992, Mr. Gram entered into an agreement with the lenders, pursuant to which he acquired the bank loan of approximately $25,150,000 (including interest and fees) for a price of $10,750,000. In conjunction with

                              (48)

                 THE DELTONA CORPORATION AND SUBSIDIARIES

5. Mortgages and Similar Debt - (Continued)


such transaction, the lenders transferred to Mr. Gram the warrants which they held that entitled the holder to purchase an aggregate of 277,387 shares of the Company's Common Stock at an exercise price of $1.00 per share. Immediately after the acquisition of the bank loan, Mr. Gram transferred all of his interest in the bank loan, including the warrants, to Yasawa.

   On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of December 31, 1995); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

   The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, when only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December
31, 1997.    As of December 31, 1995, $5,829,000 in principal was
in default under the Yasawa Loan.

   On April 30, 1993 Selex loaned the Company an additional $1,000,000 collateralized by a first mortgage on certain of the Company's property in its Marion Oaks, Florida community (the "Second Selex Loan"). Interest under the Second Selex Loan was 11% per annum, deferred until December 31, 1993, and principal was to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. Although Selex had certain conversion rights under the Second Selex Loan in the event the Company sold any Common Stock or Preferred Stock prior to payment in full of all amounts due to Selex under the Second Selex Loan, such rights were voided. The Second Selex Loan was satisfied on May 22, 1995 through the closing of the Second Conquistador Acquisition, discussed below.

                            (49)

                 THE DELTONA CORPORATION AND SUBSIDIARIES

5. Mortgages and Similar Debt - (Continued)

   From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30,
1994.   The Second Conquistador Acquisition, discussed below,
closed on May 22, 1995, provided a reduction of the debt due and payable under the Third Selex Loan. As of December 31, 1995, $1,371,000 in principal had been repaid under the Third Selex Loan. The remaining principal balance of $3,825,000 remained unpaid and in default.

   In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses, including payment of certain real estate taxes, and effectuate settlements with the Company's principal creditors. As of December 31, 1995, an aggregate amount of $4,012,000 had been advanced to the Company under the Second Yasawa Loan and the principal balance of $4,341,000 was outstanding as of December 31, 1995.

   On May 22, 1995, the Company closed a transaction with Conquistador (the "Second Conquistador Acquisition") for the sale of an administration building and a multi-family site in the Company's St. Augustine Shores community as well as the remaining lot inventory in the Company's FeatherNest community at Marion Oaks in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. In a separate transaction which also closed on the same date, the Company sold to Conquistador (the "Third Conquistador Acquisition") four single family residential lots in the St. Augustine Shores community for $100,000 in cash. These transactions were accounted for in accordance with generally accepted accounting principals for these types of related party transactions. Accordingly, the resulting gain of $1,900,000 was treated as a contribution of capital and recorded directly to capital surplus.

   As previously stated, Messrs. Muyres and Zwaans also serve as directors and executive officers of M&M First Coast Realty ("M&M"). The Company had leased certain office space to M&M at its St. Augustine Shores community pursuant to a Lease Agreement dated August 10, 1990. A payment of approximately $21,300 in delinquent rental payments was made on May 22, 1995 upon the closing of the Second Conquistador Acquisition, which included the sale of the St. Augustine Administration Building to which the lease pertained.

   At December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal. Through March 22, 1996, $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option, the Second Selex Loan was repaid in full, $1,371,000 in principal was repaid under the Third Selex Loan, and $133,900 in principal and $346,000 in accrued interest was repaid under the Yasawa loan. As of March 22, 1996, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $20,757,000, including interest, all of which are in default, including approximately $8,349,600, which is owed to Selex, including accrued and unpaid interest of approximately $145,900 (10% per annum on the First Selex Loan, 11% per annum on the Third Selex Loan

                         (50)

                 THE DELTONA CORPORATION AND SUBSIDIARIES

5. Mortgages and Similar Debt - (Continued)

and 12% per annum on the Empire Note assigned to Selex); approximately $10,361,800, which is owed to Yasawa, including accrued and unpaid interest of approximately $192,500 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa
Loan); and approximately $2,046,000, which is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $41,000 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.


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

   For the years ended December 31, 1995 and 1994, the Company had a net loss for tax purposes and, as a result, there was no tax payable or refundable and there was no change in the net deferred tax asset. Accordingly, there was no tax provision for such years.

   As of December 31, 1995, the Company had a net deferred tax asset of approximately $23,615,000 which primarily resulted from the tax effect of the Company's net operating loss carryforward of $17,561,000 and losses on subsidiaries sold in prior years of $3,960,000. A valuation allowance of $23,615,000 has been established against the net deferred tax asset.

   As of December 31, 1994, the Company had a net deferred tax asset of approximately $25,564,000 which primarily resulted from the tax effect of the Company's net operating loss carryforward of $21,719,000 and losses on subsidiaries sold in prior years of $3,960,000. A valuation allowance of $25,564,000 has been established against the net deferred tax asset.

   The Company's regular net operating loss carryover for tax purposes is estimated to be $45,519,000 at December 31, 1995, of which $4,733,000 will be available through 1996, $11,022,000 through 1999, $364,000 through 2002, $9,189,000 through 2005,
$9,780,000 through 2006, $5,029,000 through 2008, and the remainder through 2009. In addition to the net operating loss carryover, investment tax credit carryovers of approximately $117,000, which expire from 1996 through 2001, are available to reduce federal income tax liabilities only after the net operating loss carryovers have been utilized.

   The utilization of the Company's net operating loss and tax credit carryforwards could be impaired or reduced under certain circumstances, pursuant to changes in the federal income tax laws effected by the Tax Reform Act of 1986. Events which affect these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over a three-year period, as defined, and the timing of the utilization of the tax benefit carryforwards.

                            (51)

                 THE DELTONA CORPORATION AND SUBSIDIARIES

7. Liability for Improvements

   The Company has an obligation to complete land improvements upon deeding which, depending on contractual provisions, typically occurs within 90 to 120 days after the completion of payments by the customer. The estimated cost to complete improvements to lots and tracts from which sales have been made at December 31, 1995 and 1994 was approximately $14,449,000 and $17,600,000 (as adjusted for the 1992 Consent Order), respectively. The foregoing estimates reflect the Company's current development plans at its communities (see Note 8). These estimates include estimated development obligations applicable to sold lots of approximately $1,295,000 and $2,412,000, respectively, a liability to provide title insurance and deeding costing $1,217,000 and $1,300,000, respectively, and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $1,150,000 and $2,948,000, respectively, all of which are included in deferred revenue. Included in cash at December 31, 1995 and December 31, 1994, are escrow deposits of $489,000 and $911,000, respectively, restricted for completion of improvements in certain of the Company's communities.

   In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of March 22, 1996, approximately 83% of the customers whose lots are currently undeveloped have opted to exchange. The Company's goal is to eliminate its development obligation (with the exception of its road maintenance obligations in Marion Oaks and Sunny Hills) under the 1992 Consent Order through this exchange program, completion of two commercial areas in Marion Oaks, sale of its second Citrus Springs Golf Course (with the buyer assuming the development obligation) and settlement of all remaining maintenance and improvements obligations in Citrus Springs through a final agreement with Citrus County. This final agreement was entered into in May, 1995.

   The anticipated expenditures for land improvements to complete areas from which sales have been made through December 31, 1995 are as follows:

                                             DECEMBER 31, 1995
                                             -----------------
                                               (in thousands)
     1996....................................   $  1,090
     1997....................................        882
     1998....................................      2,310
     1999+...................................     10,167
                                                --------
        Total...............................    $ 14,449
                                                ========

8. Commitments and Contingent Liabilities

   Total rental expense for the years ended December 31, 1995, December 31, 1994 and December 31, 1993 was approximately $172,000, $773,000 and $808,000, respectively.

   The Company has no real estate leases that extend beyond 2000.
Estimated rental expense under these leases is expected to be approximately $170,000 annually. The Company has no material equipment leases.

   During 1983 the Company entered into a sale-leaseback agreement on its executive office building. In 1992, the Company conveyed certain properties to the landlord in satisfaction of its outstanding lease obligations for its executive office building in Miami, Florida. The Company also entered into a modification of its lease agreement, providing for a reduction of its rental expenses through March 31, 1994, at which time the Company would have

                              (52)

                 THE DELTONA CORPORATION AND SUBSIDIARIES


8. Commitments and Contingent Liabilities - (Continued)

the option of acquiring the leased premises or reinstating the lease according to its original terms. If the landlord were to sell the leased premises to a third party at any time that the lease, or any modification thereof, is in effect, then the lease with the Company would be cancelled. In the action styled FIVE POINTS LIMITED V. THE DELTONA CORPORATION, Case No. 93-22877, filed in the Circuit Court for Dade County, Florida and served upon the Company on December 8, 1993, the plaintiff sought damages against the Company for an alleged breach of the lease for its office building. The complaint was settled and a stipulation filed. The Company entered into a short term lease agreement with the landlord and/or its affiliate for a term of lease of one (1) year with a ninety (90) day cancellation provision. Certain payments were made to the landlord and a letter of credit in the amount of $500,000, now called, was conveyed to the landlord. Funding for the settlement was obtained through a loan from Anthony Gram, Chairman of the Board and Chief Executive Officer of the Company. The Company vacated the premises in September 1995 and neither party owes the other any further duty or obligation.

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

   Homesite sales contracts provide for the return of all monies paid in (including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto. The aggregate amount of all monies paid in (including paid-in interest) on all homesite contracts having outstanding contractual obligations (primarily to complete improvements) at December 31, 1995 was approximately $5,429,000.

   As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, the Company, in February, 1980, entered into a Consent Order with the Division which provided a program for notifying affected customers. The Consent Order, which was restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills community, the transfer of development obligations to core growth areas of the community); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka Group Incorporated ("Topeka"), which purchased the Company's utilities in 1989, Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company. The Consent Order also required the establishment of an improvement escrow account as assurance for completing such improvement obligations.


   In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until

                       (53)

                 THE DELTONA CORPORATION AND SUBSIDIARIES


8. Commitments and Contingent Liabilities - (Continued)

development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $9,537,600 as of December 31, 1995) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of March 22 1996, approximately 83% of the customers whose lots are currently undeveloped have opted to exchange. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

   The Company's goal is to eliminate its development obligation (with the exception of its maintenance obligation in Marion Oaks and Sunny Hills) under the 1992 Consent Order through this exchange program, completion of two commercial areas in Marion Oaks, sale of its second Citrus Springs Golf Course (with the buyer assuming the development obligation) and settlement of all remaining maintenance and improvements obligations in Citrus Springs through a final agreement with Citrus County (entered into in May 1995). Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building.

   Based upon the Company's experience with affected customers, the Company believes that the total refunds arising from delays in completing improvements will not materially exceed the amount provided for in the consolidated financial statements. Approximately $21,000 and $49,000 of the provision for the total refunds relating to the delays of improvements remained in accrued expenses and other at December 31, 1995 and 1994, respectively.

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

   In the action styled LEE SU WEN NI ET. AL. V. THE DELTONA CORPORATION AND SCAFHOLDING B.V., Case No. 95-4422-CA-E, filed in the Circuit Court of Marion County, Florida on October 11, 1995, the plaintiff alleges that the liquidated damages provision in the Company's installment contracts for the sale of its properties is unenforceable under Florida Law and contests the method utilized by the Company to calculate actual damages in the event of contract cancellations. As part of the complaint, the plaintiff is seeking certification as a class action, as well as unspecified compensatory damages, together with interest, costs and fees. The Company filed a Motion to Dismiss

                              (54)

                 THE DELTONA CORPORATION AND SUBSIDIARIES

8. Commitments and Contingent Liabilities - (Continued)

in response to the plaintiff's complaint. The Court has dismissed the claim of the class representative against the Company and against Scafholding B.V.; however, the Company expects an appeal to ensue. In the event that any future appeal is successful, class certification is authorized and the Company is not successful in its defenses, a substantial claim could be asserted against the Company.

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

   On July 20, 1982, the Company entered into an agreement with the State of Florida and various state and local agencies (the "Settlement Agreement"), endorsed by various environmental interest groups, to resolve pending litigation and administrative proceedings relative to the Marco permitting issues. The Settlement Agreement became effective when, pursuant thereto, approximately 12,400 acres of the Company's Marco wetlands were conveyed to the State in exchange for approximately 50 acres of State-owned property in Dade County, Florida. In October, 1987, the Company sold the Dade County property for $9,000,000. The Settlement Agreement also allowed the Company to develop as many as 14,500 additional dwelling units in the Marco vicinity. On October 11, 1991, 1,300 acres of Marco property (7,000 dwelling units) were conveyed to the Company's lenders for debt reduction.

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

   At December 31, 1995, $1,349,000 remained in the allowance for Marco permit costs, including $39,000 relating to interest accrued on such obligations. Based upon the Company's experience with affected customers, the Company believes that its total obligations to the three remaining affected customers will not materially exceed the amount provided for in the accompanying Consolidated Financial Statements. See "Legal Proceedings".

                         (55)

                 THE DELTONA CORPORATION AND SUBSIDIARIES

9. Marco Island-Marco Shores Permits - (Continued)

   Following the closing in 1995 on a majority of the property conveyed to the Trust, the Company recorded an extraordinary gain of $702,000 resulting from a reduction in the amount of its guarantee pursuant to the Settlement Agreement.

   Information with respect to the allowance for Marco permit costs follows:



                                      DECEMBER 31,   DECEMBER 31,
                                          1995           1994
                                      ------------   ------------
                                           (in thousands)
Refunds requested by
 affected customers................   $      12       $   319
Reserve for total
 expense of settlement.............       1,298         2,000
Accrued interest on actual
 and estimated refund obligation...          39           578
                                      ---------       -------
        Total..................       $   1,349       $ 2,897
                                      =========       =======


10.  Common Stock and Earnings per Share Information

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

   On June 18, 1992, the Company issued warrants to its lenders for the purchase of 277,387 shares of Common Stock at $1.00 per share (the Warrants"). The Warrants became exercisable on June 18, 1992, were subject to mandatory repurchase by the Company at the request of the holder at any time after December 18, 1993 at 75% of the market price of the Company's Common Stock and expired on the later of: (i) 30 days after payment in full of all debt under the Sixth Restatement; (ii) July 31, 1997, or (iii) such later date as to which the expiration date had been extended to implement the provisions applicable to the mandatory repurchase option.

   On December 2, 1992, the Company entered into a Warrant Exercise and Debt Reduction Agreement with Yasawa, providing for the number of shares issuable upon acquisition of the Warrants by Yasawa and the exercise of such Warrants by Yasawa to be increased from 277,387 shares of Common Stock to 289,637 shares of Common Stock, and adjusting the exercise price to an aggregate of approximately $314,000. On December 11, 1992, following the

                            (56)

                 THE DELTONA CORPORATION AND SUBSIDIARIES

 10. Common Stock and Earnings per Share Information - (Continued)

acquisition of the Company's bank loan and the Warrants by Gram and the immediate transfer of the bank loan and the Warrants by Gram to Yasawa, Yasawa exercised the Warrants in exchange for debt reduction credit to the Company of approximately $314,000.

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

   On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (41.9% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of March 22, 1996).

    Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The net loss per share and the average number of shares of Common Stock and common stock equivalents used to calculate earnings per share for 1995, 1994 and 1993 were $(2,203,000), $(3,906,000) and $(8,772,000) and
6,699,923, 6,668,765 and 6,065,743, respectively.

                            (57)

                 THE DELTONA CORPORATION AND SUBSIDIARIES


11.  BUSINESS SEGMENTS

                                           YEARS ENDED
                      ________________________________________________________
                               DECEMBER  DECEMBER  DECEMBER  DECEMBER  DECEMBER
                               31, 1995  31, 1994  31, 1993  25, 1992  27, 1991
                               --------  --------  --------  --------  --------
                                          (in thousands)
  Revenues
  Real estate:
    Net land sales(a).......   $  2,394  $  2,058  $  2,432  $  2,092  $  1,154
    Housing revenues........      1,383     2,543       344       -0-       120
    Improvement revenues(b).      1,052     1,214     4,725     2,404       -0-
    Interest income(c)......      1,019     1,046     1,197     3,584     5,270
    Other...................        -0-       -0-        67       -0-       -0-
                               --------  --------  --------  --------  --------
      Total real estate.....      5,848     6,861     8,765     8,080     6,544
  Other(d)..................      1,030     1,832     3,447     4,372     4,510
  Intersegment sales(e).....       (190)     (152)     (113)     (235)     (270)
                               --------  --------  --------  --------  --------
      Total.................   $  6,688  $  8,541  $ 12,099  $ 12,217  $ 10,784
                               ========  ========  ========  ========  ========
  OPERATING PROFITS (LOSSES)
  Real estate................  $  1,377  $  1,055  $ (3,073) $  1,486  $ (6,750)
  Other......................       341     1,033       279     2,209     1,928
  General corporate expense..    (2,981)   (4,147)   (4,721)   (7,057)   (7,811)
  Interest expense...........    (1,642)   (1,847)   (1,257)   (3,356)   (6,896)
                               --------  --------  --------  --------  --------
  INCOME (LOSS) FROM
   CONTINUING OPERATIONS
   BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEMS...  $ (2,905) $ (3,906) $ (8,772) $ (6,718) $(19,529)
                               ========  ========  ========  ========  ========
                                          REAL
                                          ESTATE     OTHER   CORPORATE   TOTAL
                                          --------  --------  --------- --------
  IDENTIFIABLE ASSETS........   1995      $ 18,623  $    289  $    268  $ 19,180
                                1994        21,515       248       346    22,109
                                1993        25,997       248       320    26,565

  DEPRECIATION EXPENSE.......   1995      $     34  $      5  $     25  $     64
                                1994            49         8        29        86
                                1993            57       -0-        47       104

  CAPITAL EXPENDITURES.......   1995      $     24  $    -0-  $     19  $     43
                                1994           -0-       -0-        26        26
                                1993            22       -0-        72        94

_______________________
(a) Net land sales consist of gross land sales less estimated uncollectible installment sales and contract valuation discount and, prior to 1991, deferred revenue (see Notes 1, 2 and 7 to Consolidated Financial Statements).

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

                      (58)

              SUPPLEMENTAL UNAUDITED QUARTERLY FINANCIAL DATA
                 (in thousands, except per share amounts)


                                                 EXTRAORDINARY
                        (LOSS)                   ITEM: GAIN ON
                        FROM                     SETTLEMENT
                        OPERATIONS               RELATING TO
                        BEFORE      (LOSS)       THE            NET
                        INCOME      FROM         MARCO REFUND   INCOME
              REVENUES  TAXES       OPERATIONS   OBLIGATION     (LOSS)
              --------  ----------  ----------   ------------   ----------
1995
  First....... $  1,829  $   (667)   $   (667)   $    702       $    35
  Second......    1,920      (363)       (363)          -          (363)
  Third.......    1,218      (743)       (743)          -          (743)
  Fourth......    1,721    (1,132)     (1,132)          -        (1,132)
               --------  --------    --------    --------       -------
TOTAL......... $  6,688  $ (2,905)   $ (2,905)   $    702       $(2,203)
               ========  ========    ========    ========       =======

1994
  First....... $  1,831  $ (1,802)   $ (1,802)   $      -      $(1,802)
  Second......    1,740    (1,072)     (1,072)          -       (1,072)
  Third.......    2,105    (  791)     (  791)          -       (  791)
  Fourth......    2,865    (  241)     (  241)          -       (  241)
               --------  ---------   ---------   --------      -------
TOTAL......... $  8,541  $ (3,906)   $ (3,906)   $      -      $(3,906)
               ========  =========   =========   ========      =======

1993
  First....... $  3,735  $   (997)   $   (997)   $     -       $  (997)
  Second...... $  2,084  $ (1,797)   $ (1,797)   $     -       $(1,797)
  Third....... $  2,523  $ (2,006)   $ (2,006)   $     -       $(2,006)
  Fourth...... $  3,757  $ (3,972)   $ (3,972)   $     -       $(3,972)
               --------  --------    --------    --------      -------
TOTAL......... $ 12,099  $ (8,772)   $ (8,772)   $     -       $(8,772)
               ========  ========    ========    ========      =======

EARNINGS (LOSS) PER SHARE
- -------------------------
                                                    EXTRAORDINARY  NET INCOME
                                     OPERATIONS         ITEMS      (LOSS)
                                     ----------     -------------  ----------
1995
  First............................. $  (.10)       $    .10       $    -0-
  Second............................    (.05)             -           (.05)
  Third.............................    (.11)             -           (.11)
  Fourth............................    (.17)             -           (.17)
                                     -------        --------       -------
Total...........................     $  (.43)       $    .10       $  (.33)
                                     =======        ========       =======

1994
  First............................. $  (.28)       $     -        $  (.28)
  Second............................    (.16)             -           (.16)
  Third.............................    (.12)             -           (.12)
  Fourth............................    (.04)             -           (.04)
                                    --------        -------        --------
Total...........................     $  (.59)(a)    $     -        $  (.59)
                                     =======        ========       =======

1993
  First............................  $  (.16)       $     -        $  (.16)
  Second...........................  $  (.30)       $     -        $  (.30)
  Third............................  $  (.33)       $     -        $  (.33)
  Fourth...........................  $  (.66)(b)    $     -        $  (.66)(b)
                                     -------        -------        -------
Total............................... $ (1.45)       $     -        $ (1.45)
                                     =======        =======        =======

___________________

(a) Total shown does not agree with earnings per share set forth in the Company's Statement of Consolidated Operations for the year ended December 31, 1994 due to differences in the calculation of the weighted average number of shares outstanding at the end of each quarter during the year.
(b) Certain significant adjustments were recorded in the fourth quarter of 1993 the impact of which on previous quarters in 1993 could not be determined.


                           (59)

ITEM 14

      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)    1.   Financial Statements

  See Item 8, Index to Consolidated Financial Statements and
   Supplemental Data.


(A)    2.   Financial Statement Schedules

                                                    PAGE
                                                    ----

  Independent Auditors' Report................       61


  Schedule VIII - Valuation and qualifying
                  accounts for the three
                  years ended December 31, 1995.     62


All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto or the 1996 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, incorporated herein by reference.


(A)    3.   Exhibits

  See the Exhibit Index included herewith.


(B)    Reports on Form 8-K

  No Reports on Form 8-K were filed for the year ended December
  31, 1995.
                                (60)

                       INDEPENDENT AUDITORS' REPORT





TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THE DELTONA
CORPORATION:


  We have audited the consolidated financial statements of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated March 29, 1996 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's ability to continue as a going concern), included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
March 29, 1996

                           (61)

                                               SCHEDULE VIII

                 THE DELTONA CORPORATION AND SUBSIDIARIES

                     VALUATION AND QUALIFYING ACCOUNTS
                              (in thousands)



THOSE VALUATION
AND QUALIFYING
ACCOUNTS                                  ADDITIONS
WHICH ARE                                 CHARGED TO
DEDUCTED IN                BALANCE AT     REVENUES                      BALANCE
THE BALANCE SHEET          BEGINNING      COSTS,         DEDUCTIONS     AT END
FROM THE ASSETS            OF             AND            FROM           OF
TO WHICH THEY APPLY        PERIOD         EXPENSE        REVENUES       PERIOD
- ---------------------      ----------     ----------     ----------     -------
Year ended
 December 31, 1995

  Allowance for
  uncollectible
  contracts(a)........     $ 1,373        $   850        $   594        $  1,629
                           =======        =======        =======        ========

  Unamortized
  contract
  valuation
  discount(b)......        $   913        $   379        $   463        $    829
                           =======        =======        =======        ========
Year ended
 December 31, 1994

  Allowance for
  uncollectible
  contracts(a)........     $ 1,456        $   712        $   795        $  1,373
                           =======        =======        =======        ========
  Unamortized
  contract
  valuation
  discount(b)......        $   895        $   223        $   205        $    913
                           =======        =======        =======        ========
  Unamortized
  mortgage
  valuation
  discount(d)......        $   100        $   -0-        $   100        $    -0-
                           =======        =======        =======        ========
Year ended
 December 31, 1993

  Allowance for
  uncollectible
  contracts(a).....        $ 1,646        $ 1,670        $ 1,860        $ 1,456
                           =======        =======        =======        =======
  Unamortized
  contract
  valuation
  discount(b)......        $ 1,269        $   252        $   626        $   895
                           =======        =======        =======        =======
  Allowance for
  doubtful
  accounts(c).......       $    58                       $    58        $   -0-
                           =======                       =======        =======
  Unamortized
  mortgage
  valuation
  discount(d)......        $   -0-        $   100                       $   100
                           =======        =======                       =======

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

                      (62)

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DELTONA CORPORATION
  (Company)


By     /s/ DONALD O. MCNELLEY             DATE:  March 29, 1996
  -----------------------------
  Donald O. McNelley, TREASURER

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.



  /s/  ANTONY GRAM
- -----------------------------------------------
Antony Gram, CHAIRMAN OF THE BOARD OF DIRECTORS
         & CHIEF EXECUTIVE OFFICER


  /s/ NEIL E. BAHR
- -----------------------------------------------
         Neil E. Bahr, DIRECTOR


  /s/ EARLE D. CORTRIGHT, JR.
- -----------------------------------------------
        Earle D. Cortright, Jr., PRESIDENT,
        CHIEF OPERATING OFFICER & DIRECTOR


  /s/ GEORGE W. FISCHER
- -----------------------------------------------
         George W. Fischer, DIRECTOR


 /s/ RUDY GRAM
- -----------------------------------------------
         Rudy Gram, DIRECTOR

 /s/ THOMAS B. MCNEILL
- -----------------------------------------------
         Thomas B. McNeill, DIRECTOR           DATE: March 29, 1996

                           (63)