Form 10-Q
period 1996-03-31
DELTONA CORP
filed 1996-05-14
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

(Mark One)

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---            OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ending  March 31, 1996

                                       OR

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________ to _______

                          Commission file number 1-4719

                             THE DELTONA CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                            59-0997584
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

999 Brickell Avenue, Suite 700,
Miami, Florida                                                    33131
- -----------------------------------------               ------------------------
(Address of principal executive office)                         (Zip Code)

        Registrant's telephone number, including area code (305) 579-0999

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 6,729,142 shares of common stock, $1 par value, excluding treasury stock, as of March 31, 1996.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                 ($000 Omitted)

                                                     March 31,      December 31,
                                                       1996             1995
                                                       ----             ----

Cash and temporary cash investments,
 including escrow deposits and restricted
 cash of $824 in 1996 and $855 in 1995.............  $     868      $     982
                                                     ---------      ---------
Contracts receivable for land sales - net..........      5,874          5,602
                                                     ---------      ---------
Mortgages and other receivables - net..............        334            413
                                                     ---------      ---------

Inventories (b):
 Land and land improvements........................     10,920         11,131
 Other.............................................        104            104
                                                     ---------      ---------
         Total inventories.........................     11,024         11,235
                                                     ---------      ---------

Property, plant, and equipment at cost - net.......        497            510
                                                     ---------      ---------
Prepaid expenses and other.........................        494            438
                                                     ---------      ---------
         Total.....................................  $  19,091      $  19,180
                                                     =========      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Mortgages and similar debt(c):
 Mortgage notes payable............................  $  16,817      $  16,717
 Other loans ......................................      3,661          3,661
                                                     ---------      ---------
   Total mortgages and similar debt................     20,478         20,378

Accounts payable, accrued expenses,
 customers' deposits...............................      6,026          5,701
Allowance for Marco permit costs (d)...............      1,349          1,349
Deferred revenue...................................      8,635          8,765
                                                     ---------      ---------
         Total liabilities.........................     36,488         36,192
                                                     ---------      ---------

Commitments and contingencies (d):
 Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares;  outstanding:  1996
  and 1995 - 6,729,142 shares and 6,719,244
  shares (excluding 12,228 shares held
  in treasury in 1996 and 1995)....................      6,729          6,719
 Capital surplus...................................     44,709         44,699
 Accumulated deficit...............................   ( 68,835)       (68,431)
                                                    ----------      ---------
         Total stockholders' (deficiency)..........   ( 17,397)       (17,013)
                                                    ----------      ---------
                  Total............................ $   19,091      $  19,180
                                                    ==========      =========

                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                            FOR THE PERIODS INDICATED
                     ($000 Omitted Except Per Share Amounts)


                                                            Three Months
                                                                Ended
                                                     March 31,        March 31,
                                                       1996             1995
                                                     ---------        ---------

Revenues (a):
 Net land sales.......................               $   1,048        $     432
 House and apartment sales............                     364              732
 Recognized improvement
  revenue/ prior period
  sales...............................                     131              217
 Interest income......................                     244              229
 Other revenues.......................                     230              219
                                                     ---------        ---------
     Total............................                   2,017            1,829
                                                     ---------        ---------

Costs and expenses (a):
 Cost of sales and
  improvements........................                     667              893
 Selling, general and
  administrative and other
  expenses............................                   1,332            1,156
 Interest expense (c)(e)..............                     422              447
                                                     ---------        ---------
     Total............................                   2,421            2,496
                                                     ---------        ---------

Loss from operations before
 extraordinary item...................                    (404)            (667)
Extraordinary Item:
 Gain on settlement related
  to the Marco refund
  obligation..........................                     -0-              702
                                                     ---------        ---------
Net Income (Loss).....................               $    (404)              35
                                                     =========        =========
Earning (Loss) per share:
 From operations......................                    (.06)            (.10)
 Extraordinary item...................                     -0-              .10
                                                     ---------        ---------
Net Income (Loss).....................                    (.06)       $     -0-
                                                     =========        =========

Number of common and common
 equivalent shares....................               6,722,942        6,685,166
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

                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                        MARCH 31, 1996 AND MARCH 31, 1995
                                 ($000 Omitted)



                                                       Three Months Ended
                                                     March 31,        March 31,
                                                       1996             1995
                                                     ---------        ---------
Cash flows from operating activities..............   $    (219)       $  (1,617)
                                                     ---------        ---------

Cash flows from investing activities:
  Proceeds from sale of property, plant
  and equipment...................................           5              -0-
 Payment for acquisition and construction
  of property plant and equipment.................         -0-               (3)
                                                     ---------        ---------
Net cash provided by (used in) investing
 activities.......................................           5               (3)
                                                     ---------        ---------
Cash flows from financing activities:
  New borrowings..................................         100              700
  Repayment of borrowings.........................                           -0-               (5)
                                                     ---------        ---------

Net cash provided by (used in) financing
 activities.......................................         100              695
                                                     ---------        ---------

Net increase (decrease) in cash and
 temporary cash investments (including
 escrow deposits and restricted cash).............        (114)            (925)

Cash and temporary cash investments at
 December 31, 1995 and December 31, 1994..........         982            2,440
                                                     ---------        ---------

Cash and temporary cash investments at
 March 31, 1996 and March 31, 1995................   $     868        $   1,515
                                                     =========        =========

Supplemental disclosure of non cash investing and financing activities:

Common Stock issued for reduction of
 mortgage note payable...........................    $     -0-        $     -0-
                                                     =========        =========

Common Stock issued for Marco Settlement.........    $      19        $      48
                                                                       =========        =========



See Notes to Unaudited Condensed Consolidated Financial Statements. Certain amounts have been reclassified for comparative purposes.


                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                        MARCH 31, 1996 AND MARCH 31, 1995
                                 ($000 Omitted)


                                                        Three Months Ended
                                                     March 31,        March 31,
                                                       1996             1995
                                                     ---------        ---------

Reconciliation of net income (loss)
 to net cash provided by (used in)
 operating activities:

  Net loss...............................            $    (404)       $     35
                                                     ---------        --------

Adjustments  to reconcile  net loss to
net cash provided by (used in) operating activities:

  Depreciation and amortization..........                   13              18
  Provision for estimated uncollectible
   sales-net.............................                  389             166
  Contract valuation discount, net of
   amortization..........................                   75               9
  Net Gain on sale of property, plant &
    equipment............................                   (5)            -0-
 Gain on settlement related to the Marco
    refund obligation....................                  -0-            (702)
  Net change in assets and liabilities...                 (287)         (1,143)
                                                     ---------        --------
         Total adjustments...............            $     185        $ (1,652)
                                                     ---------        --------

  Net cash provided by (used in) operating
         activities......................            $    (219)       $ (1,617)
                                                     =========        ========

                    THE DELTONA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


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

(b)      INVENTORIES

         Information with respect to the classification of inventory of land and improvements is as follows (in thousands):


                              Land and Improvements


                                                  March 31,        December 31,
                                                    1996               1995
                                                  ---------        ------------
         Unimproved land....................      $    444         $    444
         Land in various stages of
          development.......................         4,014            4,014
         Fully improved land................         6,462            6,673
                                                  --------         --------
                  Total.....................      $ 10,920         $ 11,131
                                                  ========         ========


         Land and land improvements include approximately $202,000 of land placed in the Marco Island and Marco Shores trusts for the Marco refund program as of March 31, 1996 and December 31, 1995. Other inventories consists primarily of vacation ownership units completed.

(c)      MORTGAGES AND SIMILAR DEBT

         On June 19, 1992, Selex International, B.V., a Netherlands corporation ("Selex") loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community . The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial 18 months of the Loan and interest payments due quarterly thereafter. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of March 31, 1996, the Company was in default of the First Selex Loan.

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

         On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of March

         31, 1996); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

         The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, at which time only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31,
         1997.    As of March 31, 1996, $5,961,000  in  principal  and  accrued interest was in default under the Yasawa Loan.

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

         From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. The Second Conquistador Acquisition, discussed below, closed on May 22, 1995, provided a reduction of the debt due and payable under the Third Selex Loan. As of March 31, 1996, the remaining principal and accrued interest of $3,910,000 remained unpaid and in default.

         In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses, including payment of certain real estate taxes, and effectuate settlements with the Company's principal creditors. As of March 31, 1996, an aggregate amount of $4,112,000 had been advanced to the Company under the Second Yasawa Loan, which remained unpaid and in default.

         On May 22, 1995,  the Company  closed a transaction  with  Conquistador
         (the "Second Conquistador Acquisition") for the sale of an administration building and multi-family site in the Company's St. Augustine Shores community as well as the remaining lot inventory in the Company's Feather Nest community at Marion Oaks in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. In a separate transaction, which also closed on the same date, the Company sold to Conquistador (the "Third Conquistador Acquisition") four single family residential lots in the St. Augustine Shores community for $100,000 in cash. These transactions were accounted for in accordance with genrally accepted accounting principals for these types of related party transactions. Accordingly, the resulting gain of $1,900,000 was treated as a contribution of capital and recorded directly to capital surplus.

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

         Second Conquistador Acquisition, which included the sale of the St. Augustine Shores Administration Building.

         At December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal. As of March 31, 1996, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $20,899,000, including interest, all of which are in default, including approximately $ 8,366,000, which is owed to Selex; approximately $10,483,000; and approximately $2,050,000, which is owed
         to an affiliate of Yasawa.   The loans  from Selex,  Yasawa  and their
         affiliates are secured by substantially all of the assets of the Company.

(d)  COMMITMENTS AND CONTINGENCIES

         Homesite sales contracts provide for the return of all monies paid in (including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvements thereto. The aggregate amount of all monies paid in (including paid-in interest) on all homesite contracts having outstanding contractual obligations (primarily to complete improvements) at March 31, 1996 was approximately $4,952,000.

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

         In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $10,004,000 as of March 31, 1996) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of March 31, 1996, approximately 83% of the customers whose lots are currently undeveloped have opted to exchange. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

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

         Based upon the Company's experience with affected customers, the Company believes that the total refunds arising from delays in completing improvements will not materially exceed the amount provided for in the consolidated financial statements. Approximately $14,000 of the provision for the total refunds relating to the delays of improvements remained in accrued expenses and other at March 31, 1996.

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

         In addition to the matters discussed above and in Note 9 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the Company is a party to other litigation relating to the conduct of its business which is routine in nature and, in the opinion of management, should have no material effect upon the Company's operation.


(e)      CAPITALIZED INTEREST

         The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $422,000 and $447,000, none was capitalized for the three months ended March 31, 1996 and March 31, 1995, respectively.

(f)      EARNINGS OR LOSS PER SHARE

         Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The earnings (loss) and the average number of shares of Common Stock and common stock equivalents used to calculate earnings per share for the three months ended March 31, 1996 and March 31, 1995 were ($404,000) and $35,000 and 6,722,942 and 6,685,166, respectively.

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

As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, to convert the Selex Loan, or any portion thereof, into a maximum of 850,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). However, on September 14, 1992, Selex formally waived and relinquished its right to exercise the Option as to 250,000 shares of the Company's Common Stock to enable the Company to settle certain litigation involving the Company through the issuance of approximately
250,000 shares of the Company's Common Stock to the claimants, without jeopardizing the utilization of the Company's net operating loss carryforward. On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (41.9% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of March 31,
1996).

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

In December, 1992, Mr. Gram, a director of the Company and beneficial owner of the Common Stock of the Company held by Selex, acquired all of the Company's outstanding bank debt and then assigned same to Yasawa, of which Mr. Gram is also the beneficial owner. Yasawa simultaneously completed a series of transactions with the Company which involved the transfer of certain assets to Yasawa or its affiliated companies, the acquisition by Yasawa of 289,637 shares of the Company's Common Stock through the exercise of warrants previously held by the banks, the provision of a $1,500,000 line of credit to the Company and the restructuring of the remaining debt as a $5,106,000 Yasawa Loan. On April 30, 1993, Selex loaned the Company an additional amount of $1,000,000 pursuant to the Second Selex Loan and since July 1, 1993 made further loans to the Company aggregating $4,400,000 under the Third Selex Loan. Principal of $1,000,000 had been repaid under the Second Selex Loan and $1,371,000 under the Third Selex Loan through March 31, 1996. As of March 31, 1996, Yasawa has loaned the Company an additional sum of $4,112,000 pursuant to the Second Yasawa Loan. As a consequence of these transactions, the Company had loans outstanding from Selex, Yasawa and their affiliates on March 31, 1996 in the aggregate amount of approximately $20,478,000. On May 22, 1995, the Company closed a transaction with Conquistador (the "Second Conquistador Acquisition") for the sale of an administration building and a multi-family site in the Company's St. Augustine Shores community as well as the remaining lot inventory in the Company's FeatherNest community at Marion Oaks in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. On that same date, but in a separate transaction, the Company also sold to Conquistador Development Corporation (the "Third Conquistador Acquisition") four single family residential lots in the St. Augustine Shores community for $100,000 in cash. These transactions were accounted for in accordance with generally accepted accounting principals for these types of related party transactions. Accordingly, the resulting gain of $1,900,000 was treated as a contribution of capital and recorded directly to capital surplus. The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company. See Note 5 to Consolidated Financial Statements.

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totalling $4,112,000 as of March 31, 1996, to meet the Company's minimum working capital requirements, to pay delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

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

As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $3,040,000 as of March 31, 1996; non-payment of these delinquent taxes may adversely affect the financial condition of the Company. On April 16, 1996, Yasawa loaned the Company $1,000,000 which was used to pay approximately $979,000 of delinquent real estate taxes.

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

RESULTS OF OPERATIONS
- ---------------------

For the three months ended March 31, 1996 and March 31, 1995.

Revenues
- --------

Total revenues were $2,017,000 for the first quarter of 1996 compared to $1,829,000 for the comparable 1995 period.

Gross land sales were $1,567,000 for the first quarter of 1996 versus $665,000 for the first quarter of 1995. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $1,048,000 for the first three months of 1996 from $432,000 for the first three months of 1995.

There were no bulk land sales for the first quarter of 1996 or 1995. In light of the Company's diminished bulk land sales inventory it is anticipated that the Company will produce a negligible volume of bulk land sales. See "Liquidity and Capital Resources -- Mortgages and Similar Debt".

The Company re-entered the single-family housing business in December, 1992. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues were $364,000 for the three months ended March 31, 1996 compared to $725,000 for the same period in 1995. The decrease in housing revenues is directly related to the reduction in the Company's housing advertising and promotional programs for housing due to limited working capital.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                                                       Three months ended
                                                     March 31,         March 31,
                                                       1996              1995
                                                     ---------         ------
                  Gross Land Sales:
                  Retail Sales*                      $  1,567          $   665
                                                     --------          -------

                  Housing Sales:
                  Single Family                           364              725
                   Vacation ownership                     -0-                7
                           Total                          364              732
                                                     --------          -------
                           Total Real Estate         $  1,931          $ 1,397
                                                     ========          =======
- ---------------------
* New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the three months ended March 31, 1996 and March 31, 1995 were $1,735,000 and $1,055,000, respectively. The Company had a backlog of approximately $3,300,000 in unrecognized sales as of March 31, 1996. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totalling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totalled $131,000 for the first quarter of 1996 as compared to $217,000 for the first quarter of 1995. The decrease was due to the Company's financial condition which caused the Company to stop development work.

Interest income was $244,000 for the first three months of 1996 as compared to $229,000 for the first three months of 1995. This increase is the result of higher contracts receivable balances.

Other revenues were $230,000 as compared to $219,000 for the three months ended March 31, 1996 and March 31, 1995, respectively. Other revenues are generated by the Company's title insurance and real estate brokerage subsidiaries.

Costs and Expenses
- ------------------

Costs and expenses for the first three months of 1996 were $2,421,000 compared to $2,496,000 for the same period in 1995. Cost of sales totalled $667,000 for the three months ended March 31, 1996 compared to $893,000 for the three months ended March 31, 1995. The decrease is primarily the result of lower housing sales in 1996.

Commissions, advertising and other selling expenses totalled $545,000 for the three months ended March 31, 1996 compared to $408,000 for the three months ended March 31, 1995. This increase is the result of higher retail sales levels. Advertising and promotional expenditures decreased to $160,000 from $194,000 for the three month period of 1996 versus 1995.

General and administrative expenses were $473,000 for the first three months of 1996 compared to $469,000 for the first three months of 1995.

Real estate tax expense was $315,000 for the period ended March 31, 1996 as compared to $278,000 for the period ended March 31, 1995. Included in real estate tax expense is interest and administrative fees on delinquent taxes, which accrue interest at 18% per annum.

Interest expense for the first three months of 1996 was $ 422,000, compared to $447,000 for the first three months of 1995. Total interest cost (none of which represents capitalized interest) was $422,000 and $447,000 for the first three months of 1996 and 1995, respectively. No interest has been capitalized since the first quarter of 1994 since the Company had stopped land development work at its communities.

Net Income (Loss)
- -----------------

The Company reported a net loss of $404,000 for the three months ended March 31, 1996 as compared to a first quarter net income of $35,000 for the three months ended March 31, 1995. The three months ending March 31, 1995 included an extraordinary gain of $702,000 resulting from a reduction in the allowance for the guarantee pursuant to a settlement of the Marco class action.

Regulatory Developments which may affect Future Operations
- ----------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Mortgages and Similar Debt
- --------------------------

Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries.

The following table presents information with respect to mortgages and similar debt (in thousands):

                                                         Years Ended
                                                  March 31,         December 31,
                                                     1996               1995
                                                  ---------         ------------
                  Mortgage Notes Payable........  $ 16,817          $16,717
                  Other Loans...................     3,661            3,661
                                                  --------          -------
                  Total Mortgages and
                  Similar Debt..................  $ 20,478          $20,378
                                                  ========          =======


As of December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal. Included in Mortgage Notes Payable is the $3,000,000 First Selex Loan ($2,722,000 as of March 31, 1996), the $4,400,000 Third Selex Loan ($3,825,000 as of March 31,
1996),  the  $4,900,000  Yasawa Loan  ($5,829,000  as of March 31, 1996) and the
Second Yasawa Loan ($4,441,000 as of March 31, 1996). Other loans include the $1,656,000 Empire note and the $2,050,000 Scafholding Loan.

These mortgage notes payable and other loans are in default as of March 31, 1996 due to the non-payment of principal. The lenders have not taken any action as a result of these defaults.

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

On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of March 31, 1996); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, when only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. As of March 31, 1996, $5,961,000 in principal and accrued interest was in default under the Yasawa Loan.

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

From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. The Second Conquistador Acquisition, discussed below, closed on May 22, 1995, provided a reduction of the debt due and payable under the Third Selex Loan. As of March 31, 1996, the remaining principal balance of $3,825,000 and accrued interest of $85,000 remained unpaid and in default.

In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses, including payment of certain real estate taxes, and effectuate settlements with the Company's principal creditors. As of March 31, 1996, an aggregate amount of $4,112,000 been advanced to the Company under the Second Yasawa Loan and the principal balance of $4,441,000 and accrued interest of $81,000 remains unpaid.

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

As of December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal. As of March 31, 1996, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $20,899,000, including interest, all of which are in default, including approximately $8,366,000, which is owed to Selex, including accrued and unpaid interest of approximately $162,000 (10% per annum on the First Selex Loan, 11% per annum on the Third Selex Loan and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $10,483,000, which is owed to Yasawa, including accrued and unpaid interest of approximately $214,000 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $2,050,000, which is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $46,000 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totalling $4,112,000 as of March 31, 1996, to meet the Company's minimum working capital requirements, to pay delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $3,040,000 as of March 31, 1996; non-payment of these delinquent taxes may adversely affect the financial condition of the Company. On April 16, 1996, Yasawa loaned the Company $1,000,000 which was used to pay approximately $980,000 of delinquent real estate taxes.

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

         CONTRACTS AND MORTGAGES RECEIVABLE SALES

In December, 1992, as described above, the Company sold $10,800,000 of contracts and mortgages receivable to an affiliate of Yasawa at face value, applying the proceeds therefrom to reduce the Bank Loan acquired by Yasawa. In March, 1993 the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount $150,000. As of March 31, 1996, the balance of the holdback account was approximately $116,000.

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

The Company was the guarantor of approximately $15,081,000 of contracts receivable sold or transferred as of March 31, 1996, for the transactions described above, and had $116,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision of $650,000 has been established for the Company's obligation under the recourse provisions of which $473,000 remains at March 31, 1996. The Company has been in compliance with all receivable transactions since the consummation of sales.

The Company anticipates that it will be necessary to complete additional financings of a portion of its receivables in 1996. There can be no assurance, however, that such sales and/or financings can be accomplished.

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

In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $10,004,000 as of March 31, 1996) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of March 31, 1996, approximately 83% of the customers whose lots are currently undeveloped have opted to exchange. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

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

Based upon the Company's experience with affected customers, the Company believes that the total refunds arising from delays in completing improvements will not materially exceed the amount provided for in the consolidated financial statements. Approximately $14,000 of the provision for the total refunds relating to the delays of improvements remained in accrued expenses and other at March 31, 1996.

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

The Company placed certain properties in trust to meet its refund obligation to Marco customers affected by the permit denials. On September 14, 1992, the Circuit Court of Dade County, Florida approved a settlement of certain class action litigation instituted by customers affected by the Marco permit denials, under the terms of which the Company was required, among other things, to convey more than 120 acres of multi-family and commercial land that had been placed in trust to the trustee of the 809 member class. As part of the settlement, the Company guaranteed the amount to be realized from the sale of the conveyed property, not to exceed $2,000,000. Such settlement enabled the Company to resolve the claims of an additional 12.7% of its affected customers and re-evaluate the allowance for Marco permit costs. As a result of such analysis, the Company was able to reduce such allowance by $12,200,000, resulting in a $3,983,000 extraordinary gain in 1992 and a $500,000 credit to accrued expenses to be credited to paid-in capital following issuance of 250,000 shares of restricted Common Stock of the Company to the class members. Following the closing on the majority of the property conveyed to the trust, the Company recorded an extraordinary gain of $702,000 resulting from a reduction in the amount of its guarantee pursuant to the settlement agreement. At March 31, 1996, $ 1,349,000 remained in the allowance for Marco permit costs, including $39,000 relating to interest accrued on such obligations. Based upon the Company's experience with affected customers, the Company believes that its total obligations to the three remaining affected customers will not materially exceed the amount provided for in the accompanying Consolidated Financial Statements.

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

In December, 1992, the Company's bank debt was acquired by Mr. Gram and assigned to Yasawa. Through the sale of certain assets to Yasawa and its affiliates, including certain contracts receivable, and the exercise of the warrants by Yasawa, the Company was able to reduce such remaining debt from approximately $25,150,000 (including interest and fees) to approximately $5,106,000. During 1994, the Yasawa Loan was reduced to 4,764,600. The agreement with Yasawa also provided the Company with a future line of credit of $1,500,000, all of which is drawn and outstanding as of March 31, 1996. During 1993, Selex loaned the Company an additional $5,400,000 pursuant to the Second and Third Selex Loans. Beginning in 1994, Yasawa has loaned the Company an additional $4,112,000, pursuant to the Second Yasawa Loan, as of March 31, 1996. The loans from Selex, Yasawa and their affiliates are collateralized by substantially all of the Company's assets.

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") a totalling $4,112,000 as of March 31, 1996, to meet the Company's minimum working capital requirements, to pay delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $3,040,000 as of March 31, 1996; non-payment of these delinquent taxes may adversely affect the financial condition of the Company.

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

                           PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits

                           None

                  (b)  Reports on Form 8-K

                           No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE DELTONA CORPORATION



Date:                                         By: /s/Donald O. McNelley
- ------------------------------                   ------------------------------
                                                  Donald O. McNelley
                                                  Treasurer
                                                  (Principal Financial Officer)