Form 10-Q
period 1996-06-30
DELTONA CORP
filed 1996-08-07
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        ----------------
                           FORM 10-Q

(Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ending  June 30, 1996

                              OR

   [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ________ to _______


                  Commission file number       1-4719
                                         -------------------
                             THE DELTONA CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       DELAWARE                                               59-0997584
- -------------------------------------------------------------------------------
(State of other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

 999 Brickell Avenue, Suite 700, Miami, Florida                   33131
- -------------------------------------------------------------------------------
     (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code        (305) 579-0999
                                                       ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 6,729,142 shares of common stock, $1 par value, excluding treasury stock, as of June 30, 1996.

                   PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                 -----------------------------------------------
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                       -----------------------------------
                                 ($000 Omitted)

                                                            June 30,    December
                                                              1996      31, 1995
                                                            --------    --------
Cash and temporary cash investments,
 including escrow deposits and restricted
 cash of $1,060 in 1996 and $855 in 1995 ................   $  1,127    $    982
                                                            --------    --------
Contracts receivable for land sales - net ...............      6,071       5,602
                                                            --------    --------
Mortgages and other receivables - net ...................        293         413
                                                            --------    --------
Inventories (b):
 Land and land improvements .............................     10,705      11,131
 Other ..................................................        101         104
                                                            --------    --------
     Total inventories ..................................     10,806      11,235

Property, plant, and equipment at cost - net ............        487         510
                                                            --------    --------
Prepaid expenses and other ..............................        504         438
                                                            --------    --------
     Total ..............................................   $ 19,288    $ 19,180
                                                            ========    ========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               ------------------------------------------------

Mortgages and similar debt(c):
 Mortgage notes payable .................................   $ 17,811    $ 16,717
 Other loans ............................................      3,661       3,661
                                                            --------    --------
   Total mortgages and similar debt .....................     21,472      20,378

Accounts payable, accrued expenses,
 customers' deposits ....................................      5,918       5,701
Allowance for Marco permit costs (d) ....................      1,349       1,349
Deferred revenue ........................................      8,124       8,765
                                                            --------    --------
     Total liabilities ..................................     36,863      36,192
                                                            --------    --------
Commitments and contingencies (d):
 Stockholders' equity (deficiency):
  Common stock, $1 par value -
  authorized 15,000,000 shares;
  outstanding:  1996 and 1995 -
  6,729,142 shares and 6,719,244
  shares (excluding 12,228 shares
  held in treasury in 1996 and 1995) ....................      6,729       6,719
 Capital surplus ........................................     44,709      44,699
                                                            --------    --------
 Accumulated deficit ....................................    (69,013)    (68,431)
                                                            --------    --------
     Total stockholders' (deficiency) ...................    (17,575)    (17,013)
                                                            --------    --------
          Total .........................................   $ 19,288    $ 19,180
                                                            ========    ========

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    -----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
            ---------------------------------------------------------
                            FOR THE PERIODS INDICATED
                            -------------------------
                     ($000 Omitted Except Per Share Amounts)


                                      Six Months                    Three Months
                                        Ended                          Ended
                              -------------------------     --------------------------
                                June 30,       June 30,       June 30,       June 30,
                                 1996           1995            1996           1995
                              -----------    -----------    -----------    -----------
Revenues (a):
 Net land sales ...........   $     2,121    $       987    $     1,073    $       555
 House and apartment sales            607            998            243            265
 Recognized improvement
  revenue/ prior period
  sales ...................           647            771            516            554
 Interest income ..........           537            422            293            194
 Other revenues ...........           356            571            126            352
                              -----------    -----------    -----------    -----------
     Total ................         4,268          3,749          2,251          1,920
                              -----------    -----------    -----------    -----------

Costs and expenses (a):
 Cost of sales and
  improvements ............         1,352          1,564            684            671
 Selling, general and
  administrative and other
  expenses ................         2,636          2,409          1,305          1,253
 Interest expense (c)(e) ..           863            806            441            359
                              -----------    -----------    -----------    -----------
     Total ................         4,851          4,779          2,430          2,283
                              -----------    -----------    -----------    -----------

Loss from operations before
 extraordinary item .......          (583)        (1,030)          (179)          (363)
Extraordinary Item:
 Gain on settlement related
  to the Marco refund
  obligation ..............           -0-            702            -0-            -0-
                              -----------    -----------    -----------    -----------
Net Income (Loss) .........   $      (583)   $      (328)   $      (179)   $      (363)
                              ===========    ===========    ===========    ===========
Earning (Loss) per share:
 From operations ..........   $      (.09)   $      (.15)   $      (.03)   $      (.05)
 Extraordinary item .......           -0-            .10            -0-            -0-
                              -----------    -----------    -----------    -----------
Net Income (Loss) .........   $      (.09)   $      (.05)   $      (.03)   $      (.05)
                              ===========    ===========    ===========    ===========

Number of common and common
 equivalent shares ........     6,726,042      6,690,396      6,729,142      6,695,568
                              ===========    ===========    ===========    ===========


No dividends have been paid on Common Stock.
Results of operations for the first six months may not be indicative of results which may be expected for the full year.
See Notes to  Unaudited  Condensed Consolidated  Financial  Statements.
See Management's Analysis of Quarterly Statements of Operations included herein. Certain amounts have been reclassified for comparative purposes.


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE SIX MONTHS ENDED
                            ------------------------
                         JUNE 30, 1996 AND JUNE 30, 1995
                         -------------------------------
                                 ($000 Omitted)


                                                         Six Months Ended
                                                  --------------------------
                                                   June 30,         June 30,
                                                     1996             1995
                                                  -----------     ----------
Cash flows from operating activities .....        $  (952)        $   (2,167)
                                                  -------         ----------
Cash flows from investing activities:
  Proceeds from sale of property, plant
  and equipment ..........................              5                 25
 Payment for acquisition and construction
  of property plant and equipment ........             (2)               (15)
                                                  -------         ----------
Net cash provided by (used in) investing
 activities ..............................              3                 10
                                                  -------         ----------
Cash flows from financing activities:
  New borrowings .........................          1,100              1,050
  Repayment of borrowings ................             (6)                (5)
                                                  -------         ----------
Net cash provided by (used in) financing
 activities ..............................          1,094              1,045
                                                  -------         ----------
Net increase (decrease) in cash and
 temporary cash investments (including
 escrow deposits and restricted cash) ....            145             (1,112)

Cash and temporary cash investments at
 December 31, 1995 and December 31, 1994 .            982              2,440

Cash and temporary cash investments at
 June 30, 1996 and June 30, 1995 .........        $ 1,127         $    1,328
                                                  =======         ==========
Supplemental disclosure of non cash
 investing and financing activities:

Common Stock issued for Marco Settlement .        $    20         $       56
                                                  =======         ==========

Interest and debt reduction in exchange
 for Land and Property Plant and Equipment        $   -0-         $    2,599
                                                  =======         ==========


See Notes to Unaudited Condensed Consolidated Financial Statements. Certain amounts have been reclassified for comparative purposes.


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE SIX MONTHS ENDED
                            ------------------------
                         JUNE 30, 1996 AND JUNE 30, 1995
                         -------------------------------
                                 ($000 Omitted)


                                                         Six Months Ended
                                                       ------------------
                                                        June 30, June 30,
                                                          1996     1995
                                                       --------  --------

Reconciliation of net income (loss)
 to net cash provided by (used in)
 operating activities:

  Net loss .........................................   $  (583)   $  (328)
                                                       -------    -------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation and amortization ....................        25         34
  Provision for estimated uncollectible sales-net ..       816        362
  Contract valuation discount, net of amortization .       213         48
  Net Gain on sale of property, plant &
    equipment ......................................        (5)       -0-
 Gain on settlement related to the Marco refund
     obligation ....................................       -0-       (702)
  Net change in assets and liabilities .............    (1,418)    (1,581)
                                                       -------    -------
     Total adjustments .............................   $  (369)   $(1,839)
                                                       -------    -------

  Net cash provided by (used in) operating
     activities ....................................   $  (952)   $(2,167)
                                                       =======    =======

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                                  JUNE 30, 1996
                                  -------------


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

 (b) INVENTORIES

     Information with respect to the classification of inventory of land and improvements is as follows (in thousands):

                              Land and Improvements
                              ---------------------

                                        June 30,  December 31,
                                          1996        1995
                                        --------  -------------

Unimproved land .........               $   444   $   444
Land in various stages of
 development ............                 4,104     4,014
Fully improved land .....                 6,247     6,673
                                        -------   -------
     Total ..............               $10,705   $11,131
                                        =======   =======


     Land and land improvements include approximately $202,000 of land placed in the Marco Island and Marco Shores trusts for the Marco refund program as of June 30, 1996 and December 31, 1995. Other inventories consists primarily of vacation ownership units completed.

(c)  MORTGAGES AND SIMILAR DEBT

     On June 19, 1992, Selex International, B.V., a Netherlands corporation ("Selex") loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community . The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial 18 months of the Loan and interest payments due quarterly thereafter. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of June 30, 1996, the Company was in default of the First Selex Loan.

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

     On December 4, 1992, Gram entered into an agreement with the lenders, pursuant to which he acquired the bank loan of approximately $25,150,000 (including interest and fees) for a price of $10,750,000. In conjunction with such transaction, the lenders transferred to Gram the warrants which they held that entitled the holder to purchase an aggregate of 289,637 shares of the Company's Common Stock at an exercise price of $1.00 per share. Immediately after the acquisition of the bank loan, Gram transferred all of his interest in the bank loan, including the warrants, to Yasawa.

     On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000;
     (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of June 30, 1996); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

     The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, at which time only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. As of June 30, 1996, $6,093,800 in principal and accrued interest was in default under the Yasawa Loan.

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

     From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. The Second Conquistador Acquisition, discussed below, closed on May 22, 1995, provided a reduction of the debt due and payable under the Third Selex Loan. As of June 30, 1996, the remaining principal and accrued interest of $3,988,700 remained unpaid and in default.

     In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses, including payment of certain real estate taxes, and effectuate settlements with the Company's principal creditors. As of June 30, 1996, an aggregate amount of $5,112,000 had been advanced to the Company under the Second Yasawa Loan, which remained unpaid and in default.

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

     At December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal. As of June 30, 1996, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $22,333,200, including interest, all of which are in default, including approximately $8,522,000, which is owed to Selex; approximately $11,715,200, which is owed to Yasawa; and approximately $2,096,000, which is owed to an affiliate of Yasawa. The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

(d)  COMMITMENTS AND CONTINGENCIES

     Homesite sales contracts provide for the return of all monies paid in (including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvements thereto. The aggregate amount of all monies paid in (including paid-in interest) on all homesite contracts having outstanding contractual obligations (primarily to complete improvements) at June 30, 1996 was approximately $5,248,000.

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

     In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $10,245,000 as of June 30, 1996) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of June 30, 1996, approximately 83% of the customers whose lots are currently undeveloped have opted to exchange. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

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

     Based upon the Company's experience with affected customers, the Company believes that the total refunds arising from delays in completing improvements will not materially exceed the amount provided for in the consolidated financial statements. Approximately $11,000 of the provision for the total refunds relating to the delays of improvements remained in accrued expenses and other at June 30, 1996.

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

(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $862,800 and $806,000, none was capitalized for the six months ended June 30, 1996 and June 30, 1995, respectively.

(f)  EARNINGS OR LOSS PER SHARE

     Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The earnings (loss) and the average number of shares of Common Stock and common stock equivalents used to calculate earnings (loss) per share for the six months ended June 30, 1996 and June 30, 1995 were $(583,000) and $(328,000) and 6,726,042 and 6,690,396, respectively, and for the second quarters of 1996 and 1995 were $(179,000) and $(363,000) and 6,729,142 and
     6,695,568, respectively.

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

As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, to convert the Selex Loan, or any portion thereof, into a maximum of 850,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). However, on September 14, 1992, Selex formally waived and relinquished its right to exercise the Option as to 250,000 shares of the Company's Common Stock to enable the Company to settle certain litigation involving the Company through the issuance of approximately
250,000 shares of the Company's Common Stock to the claimants, without jeopardizing the utilization of the Company's net operating loss carryforward. On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (41.9% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of June 30, 1996).

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


In December, 1992, Mr. Gram a director of the Company and benefical owner of the Common Stock of the Company held by Selex, acquired all of the Company's outstanding bank debt and then assigned same to Yasawa, of which Mr. Gram is also the beneficial owner. Yasawa simultaneously completed a series of transactions with the Company which involved the transfer of certain assets to Yasawa or its affiliated companies, the acquisition by Yasawa of 289,637 shares of the Company's Common Stock through the exercise of warrants previously held by the banks, the provision of a $1,500,000 line of credit to the Company and the restructuring of the remaining debt as a $5,106,000 Yasawa Loan. On April 30, 1993, Selex loaned the Company an additional amount of $1,000,000 pursuant to the Second Selex Loan and since July 1, 1993 made further loans to the Company aggregating $4,400,000 under the Third Selex Loan. Principal of $1,000,000 had been repaid under the Second Selex Loan and $1,377,000 under the Third Selex Loan through June 30, 1996. As of June 30, 1996, Yasawa has loaned the Company an additional sum of $5,112,000 pursuant to the Second Yasawa Loan. As a consequence of these transactions, the Company had loans outstanding from Selex, Yasawa and their affiliates on June 30, 1996 in the aggregate amount of approximately $21,472,500. On May 22, 1995, the Company closed a transaction with Conquistador (the "Second Conquistador Acquisition") for the sale of an administration building and a multi-family site in the Company's St. Augustine Shores community as well as the remaining lot inventory in the Company's FeatherNest community at Marion Oaks in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. On that same date, but in a separate transaction, the Company also sold to Conquistador Development Corporation (the "Third Conquistador Acquisition") four single family residential lots in the St. Augustine Shores community for $100,000 in cash. These transactions were accounted for in accordance with generally accepted accounting principals for these types of related party transactions. Accordingly, the resulting gain of $1,900,000 was treated as a contribution of capital and recorded directly to capital surplus. The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company. See Note 5 to Consolidated Financial Statements.

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totaling $5,112,000 as of June 30, 1996, to meet the Company's minimum working capital requirements, to pay delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

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

As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $2,161,000 as of June 30, 1996; non-payment of these delinquent taxes may adversely affect the financial condition of the Company. On April 16, 1996, Yasawa loaned the Company $1,000,000 which was used to pay approximately $979,000 of delinquent real estate taxes.

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

RESULTS OF OPERATIONS
- ---------------------

For the six months and three months ended June 30, 1996 and June 30, 1995.

Revenues
- --------
Total revenues were $4,268,000 for the first six months of 1996 compared to $3,749,000 for the comparable 1995 period. For the second quarter of 1996 total revenues were $2,251,000 compared to $1,920,000 for the comparable 1995 period.

Gross  land  sales  were  $3,274,000  for the  first six  months of 1996  versus
$1,511,000 for 1995. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount increased to $2,121,000 for the first six months of 1996 from $987,000 for the first six months of 1995. For the three months ended June 30, 1996 net land sales increased to $1,273,000 from $554,900 for the comparable year ago period.

There were no bulk land sales for the first six months of 1996 or 1995. In light of the Company's diminished bulk land sales inventory it is anticipated that the Company will produce a negligible volume of bulk land sales. See "Liquidity and Capital Resources -- Mortgages and Similar Debt".

The Company re-entered the single-family housing business in December, 1992. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues were $607,000 for the six months ended June 30, 1996 compared to $998,000 for the same period in 1995. The decrease in housing revenues is directly related to the reduction in the Company's housing advertising and promotional programs for housing due to limited working capital.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):


                               Six months ended         Three Months Ended
                              ------------------        ------------------
                              June 30,  June 30,         June 30,  June 30,
                                1996      1995             1996      1995
                              --------  --------        ---------  --------
     Gross Land Sales:
     Retail Sales*            $  3,274  $ 1,511         $  1,707   $   846
                              --------  -------         --------   -------

     Housing Sales:
     Single Family                 599      991              235       265
      Vacation ownership             8        7                8       -0-
                              --------  -------        ---------   -------
          Total                    607      998              243       265
                              --------  -------        ---------   -------
          Total Real Estate   $  3,880  $ 2,409        $   1,950 $   1,111
                              ========  =======        ========= =========

- ---------------------
* New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the six months ended June 30, 1996 and June 30, 1995 were $3,657,000 and $2,068,000, respectively and $1,922,000 and $1,013,000 for the second quarters of 1996 and 1995, respectively. The Company had a backlog of approximately $3,380,000 in unrecognized sales as of June 30, 1996. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $647,000 for the first six months of 1996 ($515,000 for the second quarter of 1996), as compared to

$771,000 for the first six months of 1995 ($554,000 for the second quarter of 1995). The decrease was due to the Company's financial condition which caused the Company do minimal development work.

Interest income was $537,400 for the first six months of 1996 as compared to $422,300 for the same period of 1995. This increase is the result of higher contracts receivable balances. For the second quarters of 1996 and 1995, interest income was $293,100 and $193,500, respectively.

Other revenues were $355,800 as compared to $571,000 for the six months ended June 30, 1996 and 1995, respectively. For the second quarters of 1996 and 1995, other revenues were $126,100 and $352,300, respectively. Other revenues are generated by the Company's title insurance and real estate brokerage subsidiaries.

Costs and Expenses
- ------------------

Costs and expenses for the first six months of 1996 were $4,851,000 compared to $4,779,000 for the same period in 1995. For the second quarters of 1996 and 1995, costs and expenses totaled $2,430,000 and $2,283,000, respectively. Cost of sales totaled $1,352,000 for the six month ended June 30, 1996 compared to $1,564,000 for the 1995 period. For the second quarters of 1996 and 1995, cost of sales were $684,000 and $671,000, respectively.

Commissions, advertising and other selling expenses totaled $1,105,000 for the six months ended June 30, 1996 compared to $820,000 for the same 1995 period. This increase is the result of higher retail sales levels. Advertising and promotional expenditures decreased to $304,300 from $323,000 for the six month period of 1996 versus 1995. For the second quarter of 1996, commission, advertising and other selling expenses totaled $560,000, compared to $412,000 for the 1995 second quarter. Advertising and promotional expenditures increased to $145,000 from $129,000 for the second quarter period of 1996 versus 1995. These increases are the result of the increase in the Company's retail land sales.

General and administrative expenses were $905,000 for the first six months of 1996 and $1,026,000 for the same period of 1995. For the second quarter of 1996, general and administrative expenses were $432,000 compared to $557,000 in 1995.

Real estate tax expense was $627,000 for the first six months of 1996 and $563,000 for the same period of 1995. Real estate tax expense for the second quarter of 1996 was $312,000 versus $284,000 for the second quarter of 1995. Included in real estate tax expense is interest and administrative fees on delinquent taxes, which accrue interest at 18% per annum.

Interest expense for the first six months of 1996 was $863,000, compared to $806,000 for the first six months of 1995. Interest expense for the second quarter of 1996 was $441,000, compared to $359,000 for the second quarter of 1995. Total interest cost (none of which represents capitalized interest) was $863,000 and $806,000 for the first six months ended of 1996 and 1995, respectively. For the second quarter of 1996, total interest cost (none of which represents capitalized interest) was $441,000, compared to $359,000 for the second quarter of 1995. No interest has been capitalized since the first quarter of 1994 since the Company has done minimal land development work at its communities.

Net Income (Loss)
- -----------------

The Company reported a net loss of $583,000 for the six months ended June 30, 1996 as compared to a net loss of $328,000 for the six months ended June 30, 1995. For the second quarter of 1996, a loss of $179,000 was reported compared to a net loss of $363,000 for the second quarter of 1995. The six months ending June 30, 1995 included an extraordinary gain of $702,000 resulting from a reduction in the allowance for the guarantee pursuant to a settlement of the Marco class action.

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

The following table presents information with respect to mortgages and similar debt (in thousands):

                                                     Years Ended
                                                  -----------------
                                                  June 30,  December 31,
                                                     1996       1995
                                                  --------  ------------
          Mortgage Notes Payable........          $ 17,811  $16,717
          Other Loans...................             3,661    3,661
                                                  --------  -------
          Total Mortgages and
          Similar Debt..................          $ 21,472  $20,378
                                                  ========  =======

As of December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal. Included in Mortgage Notes Payable is the $3,000,000 First Selex Loan ($2,722,400 as of June 30, 1996), the $4,400,000 Third Selex Loan ($3,819,600 as of June 30, 1996), the
$4,900,000 Yasawa Loan ($5,828,800 as of June 30, 1996) and the Second Yasawa Loan ($5,440,500 as of June 30, 1996). Other loans include the $1,656,000 Empire note and the $2,005,000 Scafholding Loan.

These mortgage notes payable and other loans are in default as of June 30, 1996 due to the non-payment of principal. The lenders have not taken any action as a result of these defaults.

On June 19, 1992, Selex loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial 18 months of the Loan and interest payments due quarterly thereafter. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, as modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion

One million dollars of the proceeds from the First Selex Loan was used by the Company to acquire certain commercial and multi-family properties at the Company's St. Augustine Shores community at their net appraised value, from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres. Namely,
(i) $416,000 was used to acquire 48 undeveloped condominium units (twelve 4 unit building sites) and 4 completed (and rented) condominium units from Conquistador, in which Messrs. Zwaans and Muyres serve as directors, as well as President and Secretary/Treasurer, respectively; (ii) $485,000 was used to acquire 4 commercial lots from Swan, in which Messrs. Zwaans and Muyres also serve as directors, as well as President and Secretary, respectively; and (iii) approximately $99,000 was used to reacquire, from Mr. Muyres, all of his rights, title and interest in that certain contracts with the Company for the purchase of a commercial tract in St. Augustine Shores, Florida. None of the commercial and multi-family property acquired by the Company from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres collateralizes the First Selex Loan. In March, 1994, Conquistador exercised its right to repurchase certain multi-family property from the Company (which right had been granted in connection with the June, 1992 Selex transaction) at a price of $312,000, of which $260,000 was paid in cash to the Company and $52,000 was applied to reduce interest due to Selex under the Second Selex Loan (the "First Conquistador Acquisition").

On December 2, 1992, the Company entered into various agreements relating to certain of its assets and the restructuring of its debt with Yasawa, which is beneficially owned by Mr. Antony Gram. The consummation of these agreements, which are further described below, was conditioned upon the acquisition by Mr. Gram of the Company's outstanding bank loan.

On December 4, 1992, Mr. Gram entered into an agreement with the lenders, pursuant to which he acquired the bank loan of approximately $25,150,000 (including interest and fees) for a price of $10,750,000. In conjunction with such transaction, the lenders transferred to Mr. Gram the warrants which they held that entitled the holder to purchase an aggregate of 289,637 shares of the Company's Common Stock at an exercise price of $1.00 per share. Immediately after the acquisition of the bank loan, Mr. Gram transferred all of his interest in the bank loan, including the warrants, to Yasawa.

On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of June 30, 1996); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, when only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. As of June 30, 1996, $6,093,800 in principal and accrued interest was in default under the Yasawa Loan.

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

From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. The Second Conquistador Acquisition, discussed below, closed on May 22, 1995, provided a reduction of the debt due and payable under the Third Selex Loan. As of June 30, 1996, the remaining principal balance of $3,819,600 and accrued interest of $169,000 remained unpaid and in default.

In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses, including payment of certain real estate taxes, and effectuate settlements with the Company's principal creditors. As of June 30, 1996, an aggregate amount of $5,112,000 had been advanced to the Company under the Second Yasawa Loan and the principal balance of $5,440,500 and accrued interest of $181,000 remains unpaid.

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

As of December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal. As of June 30, 1996, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $22,333,200, including interest, all of which are in default, including approximately $8,522,000, which is owed to Selex, including accrued and unpaid interest of approximately $323,700 (10% per annum on the First Selex Loan, 11% per annum on the Third Selex Loan and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $11,715,200, which is owed to Yasawa, including accrued and unpaid interest of approximately $446,000 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $2,096,000, which is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $91,000 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totaling $5,112,000 as of June 30, 1996, to meet the Company's minimum working capital requirements, to pay delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $2,161,000 as of June 30, 1996; non-payment of these delinquent taxes may adversely affect the financial condition of the Company. On April 16, 1996, Yasawa loaned the Company $1,000,000 which was used to pay approximately $979,000 of delinquent real estate taxes.

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

In March, 1993 the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount $150,000. As of June 30, 1996, the balance of the holdback account was approximately $108,000.

In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,388,000 as of December 31,
1995). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company is unable to determine what effect this will have, if any, on future cancellations, since it is unable to determine how the bankruptcy or the subsequent sale of the portfolio will impact servicing and collection procedures and the customers' determination to continue to pay under those contracts. The Company has fully reserved for the amount of the holdback account and the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. The Company was unable to replace or repurchase $1,148,000 in delinquent contracts in 1994 and $524,000 in delinquent contracts in 1995, which amounts were deducted from the deposit held by the purchaser of the receivables as security. In addition, the Company was unable to replace or repurchase $613,000 in delinquent receivables in 1995; however, a replacement of $293,000 in receivables was made in January, 1996.

The Company was the guarantor of approximately $12,670,000 of contracts receivable sold or transferred as of June 30, 1996, for the transactions described above, and had $108,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision of $650,000 has been established for the Company's obligation under the recourse provisions of which $547,000 remains at June 30, 1996. The Company has been in compliance with all receivable transactions since the consummation of sales.

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

In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain contracts receivable (approximately $10,245,000 as of June 30, 1996) and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of June 30, 1996, approximately 83% of the customers whose lots are currently undeveloped have opted to exchange. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

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

Based upon the Company's experience with affected customers, the Company believes that the total refunds arising from delays in completing improvements will not materially exceed the amount provided for in the consolidated financial statements. Approximately $11,000 of the provision for the total refunds relating to the delays of improvements remained in accrued expenses and other at June 30, 1996.

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

The Company placed certain properties in trust to meet its refund obligation to Marco customers affected by the permit denials. On September 14, 1992, the Circuit Court of Dade County, Florida approved a settlement of certain class action litigation instituted by customers affected by the Marco permit denials, under the terms of which the Company was required, among other things, to convey more than 120 acres of multi-family and commercial land that had been placed in trust to the trustee of the 809 member class. As part of the settlement, the Company guaranteed the amount to be realized from the sale of the conveyed property, not to exceed $2,000,000. Such settlement enabled the Company to resolve the claims of an additional 12.7% of its affected customers and re-evaluate the allowance for Marco permit costs. As a result of such analysis, the Company was able to reduce such allowance by $12,200,000, resulting in a $3,983,000 extraordinary gain in 1992 and a $500,000 credit to accrued expenses to be credited to paid-in capital following issuance of 250,000 shares of restricted Common Stock of the Company to the class members. Following the closing on the majority of the property conveyed to the trust, the Company recorded an extraordinary gain of $702,000 resulting from a reduction in the amount of its guarantee pursuant to the settlement agreement. At June 30, 1996, $1,349,000 remained in the allowance for Marco permit costs, including $39,000 relating to interest accrued on such obligations. Based upon the Company's experience with affected customers, the Company believes that its total obligations to the three remaining affected customers will not materially exceed the amount provided for in the accompanying Consolidated Financial Statements.

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

In December, 1992, the Company's bank debt was acquired by Mr. Gram and assigned to Yasawa. Through the sale of certain assets to Yasawa and its affiliates, including certain contracts receivable, and the exercise of the warrants by Yasawa, the Company was able to reduce such remaining debt from approximately $25,150,000 (including interest and fees) to approximately $5,106,000. During 1994, the Yasawa Loan was reduced to 4,764,600. The agreement with Yasawa also provided the Company with a future line of credit of $1,500,000, all of which is drawn and outstanding as of March 31, 1996. During 1993, Selex loaned the Company an additional $5,400,000 pursuant to the Second and Third Selex Loans. Beginning in 1994, Yasawa has loaned the Company an additional $5,112,000, pursuant to the Second Yasawa Loan, as of June 30, 1996. The loans from Selex, Yasawa and their affiliates are collateralized by substantially all of the Company's assets.

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") a totaling $5,112,000 as of June 30, 1996, to meet the Company's minimum working capital requirements, to pay delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $2,161,000 as of June 30, 1996; non-payment of these delinquent taxes may adversely affect the financial condition of the Company.

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

                           PART II - OTHER INFORMATION
                           ===========================


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                    SIGNATURE
                                   -----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE DELTONA CORPORATION



Date: August 7, 1996                  By: /s/Donald O. McNelley
      ----------------                      ----------------------
                                             Donald O. McNelley
                                             Treasurer
                                             (Principal Financial Officer)