Form 10-K
period 1996-12-31
DELTONA CORP
filed 1997-03-31
CIK 27984

-----------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
   (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THESECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ending December 31, 1996

                                   OR

   ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes    X    No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,087,600 based on the average price of such stock as last traded over-the-counter. (Excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

         Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the latest practicable date: 6,734,939 shares of common stock, $1 par value, as of March 21, 1997, excluding 12,228 shares held in treasury.

                 DOCUMENTS INCORPORATED BY REFERENCE
Document                                                   Incorporated Part(s)
   *            Registrant's 1997 Annual Meeting
                Proxy Statement to be filed with
                the Securities and Exchange
                Commission pursuant to Regulation 14A           Part III

------------------------------------------------------------------------

                             THE DELTONA CORPORATION

                                      INDEX

Form 10-K                                                              Page
 Item No.           Section Heading in Attached Material              Number
---------           ------------------------------------              ------
PART I
 Items 1 and 2 ...   Business.............................              1
                      General.............................              1
                      Recent Developments.................              1
                      Business Segments...................              3
                      Real Estate.........................              4
                      Other Businesses....................             10
                      Employees...........................             10
                      Competition.........................             10
                      Regulation..........................             10
 Item 3 .........    Legal Proceedings....................             14
 Item 4 .........    Not Applicable

PART II
 Item 5 ..........  Price Range of Common Stock and
                     Dividends............................             15
 Item 6 ..........  Selected Consolidated Financial
                     Information..........................             16
 Item 7 ..........  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations........................             17
 Item 8 ..........  Index to Consolidated Financial
                     Statements and Supplemental Data ....             31
 Item 9 ..........  Not Applicable

PART IV
 Item 14 .........  Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K .............             56



ITEMS 1 AND 2


                                    BUSINESS

GENERAL

         The Company was founded in 1962 and is principally engaged in the development and sale of Florida real estate, through the development of planned communities on land acquired for that purpose. The Company offers single-family lots and multi-family and commercial tracts for sale, in communities designed by the Company. The Company has developed nine planned communities in Florida, six of which are completed and three are in various stages of development, and range in size from 1,500 to over 17,000 acres with a combined estimated population in excess of 209,000. The Company plans, designs and develops roads, waterways, recreational amenities, grading and drainage systems within these communities. Since 1962, the Company has sold over 150,000 single-family lots and multi-family and commercial tracts in its communities, in addition to over 13,000 single-family homes and over 4,300 multi-family housing units.

     The Company has substantial land holdings in Florida. Its holdings include an inventory of approximately 18,700 unsold platted single-family lots and multi-family and commercial tracts. (Platting is the process of recording, in the public records of the county where the land is located, a map or survey delineating the legal boundaries of the lots and tracts.) See "Real Estate:
Land".

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

RECENT DEVELOPMENTS

         During the first quarter of 1995, the Company initiated a new land sales program, which utilizes a limited group of independent dealers. During 1996, the Company reached a lot sales volume of $6,612,000 as compared to $6,260,000 during 1995.

         Since Antony Gram's appointment as Chairman of the Board and Chief Executive Officer of the Company on July 13, 1994, he has been responsible for resolving the financial and legal difficulties facing the Company and developing an alternative business plan to enable the Company to continue as a going concern. Mr. Gram, who had served as a director of the Company and Vice Chairman of the Board from June, 1992 through April 6, 1994, holds a controlling interest in Yasawa Holdings, N.V., a Netherland Antilles Corporation ("Yasawa") and Wilbury International N.V., a Netherlands Antilles Corporation ("Wilbury"), which holds all of the issued and outstanding capital stock of Selex International, B.V., a Netherlands corporation ("Selex"), a 41.9% shareholder of the Company. As a consequence, Mr. Gram is deemed to be the beneficial owner of 3,109,703 shares of Common Stock of the Company (46.17% of the outstanding shares of Common Stock of the Company, based upon the number of shares of the Company's Common Stock outstanding as of March 21, 1997).

         During 1996, the Company was successful in settling the lawsuit entitled Estate of Bobinger et al v. The Deltona Corporation, Case No. 87-45051, which was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade

County,  Florida.   Coupled  with  the  payment  of  the  remaining  refunds  to purchasers, the settlement of this lawsuit brings to a close the issues surrounding the denial of dredge and fill permits at the Company's Marco communities.

         The Company continues to be dependent upon Yasawa to fund continuing working capital requirements until the Company is able to satisfy its prior development and other obligations As of December 31, 1996, Yasawa has advanced an aggregate amount of $6,012,000 to the Company ("the Second Yasawa loan") at an interest rate of 8% per annum. In 1996, Yasawa loaned the Company $2,000,000 which was used to pay a portion of delinquent real estate taxes, meet minimum working capital requirements and satisfy the remaining obligation of the Marco class action settlement agreement. This final settlement resulted in an extraordinary gain of $331,000.

     The Company continued to experience liquidity problems during 1996, with the Company's minimum working capital requirements being funded by Yasawa. Efforts are continuing to seek third parties to provide funds to the Company for the Company to continue as a going concern. There can be no assurance, however, that any of these efforts will be successful or that additional financing will be obtained. In the event that new financing is not successfully obtained or that Yasawa or Mr. Gram do not continue to fund the Company's minimum working capital requirements, the Company's Board of Directors will consider other appropriate action given the severity of the Company's liquidity position, including, but not limited to, filing for protection under the federal bankruptcy laws. See "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1, 5 and 8 to Consolidated Financial Statements.

BUSINESS SEGMENTS

         The following table sets forth the total amounts of revenues and operating profits (losses) from continuing operations attributable to each of the Company's business segments for the years ended as indicated. See Note 11 to Consolidated Financial Statements:


                                                   Years ended
                                    --------------------------------------------
                                    December December December December December
                                    31, 1996 31, 1995 31, 1994 31, 1993 25, 1992
                                    -------- -------- -------- -------- --------
                                                  (in thousands)
         Revenues
         Real estate:
           Net land sales(a)........$  4,296 $  2,394 $  2,058 $  2,432 $  2,092
           Housing revenues.........   1,202    1,382    2,543      344      -0-
           Improvement revenues(b)..   1,008    1,052    1,214    4,725    2,404
           Interest income(c).......   1,464    1,019    1,046    1,197    3,584
           Other....................     -0-      -0-      -0-       67      -0-
                                    -------- -------- -------- -------- --------
             Total real estate......   7,970    5,848    6,861    8,765    8,080
         Other(d)...................     963    1,030    1,832    3,447    4,373
         Intersegment sales(e)......    (283)    (190)    (152)    (113)    (235)
                                    -------- -------- -------- -------- --------

             Total..................$  8,650 $  6,688 $  8,541 $ 12,099 $ 12,217
                                    ======== ======== ======== ======== ========

         Operating profits (losses)
         Real estate................$  3,077 $  1,377 $  1,055 $ (3,072)$  1,486
         Other (d)..................     443      341    1,033      279    2,209
         General corporate expense..  (2,966)  (2,981)  (4,147)  (4,721)  (7,057)
         Interest expense...........  (1,781)  (1,642)  (1,847)  (1,257)  (3,356)
                                    -------- -------- -------- -------- --------
         Income (loss) from
          continuing operations
          before income taxes
          and extraordinary items...$ (1,227)$ (2,905)$ (3,906)$ (8,772)$ (6,718)
                                    ======== ======== ======== ======== ========



----------------

(a) Net land sales consist of gross land sales less estimated uncollectible installment sales and contract valuation discount and, prior to 1992, deferred revenue (see Notes 1, 2 and 7 to Consolidated Financial Statements).

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

REAL ESTATE

         The Company's principal business segment has primarily involved the development and marketing of planned communities in Florida since 1962. The following table sets forth certain information about these communities and other land assets of the Company as of December 31, 1996. For a detailed description of these communities, see "Existing Communities" and "Other Properties".


                              EXISTING COMMUNITIES

                                                                  Platted       Unimproved     Improved
                    Acreage       Initial              Estimated  Lots & Tracts Unsold Platted Unsold Platted
                    in            Acquisition  Year    Current    in Masterplan Lots & Tracts  Lots & Tracts  Unplatted
                    Masterplan    Year         Opened  Population     (a)           (a) (b)        (a) (b)    Acreage
                    ----------    -----------  ------  ---------- ------------- -------------- -------------- ---------
* Deltona Lakes...  17,203        1962         1962     68,090     34,964               -             6           -
* Marco Island(c).   7,844        1964         1965     39,000      8,657               -             1           -
* Spring Hill(d)..  17,240        1966         1967     71,890     32,909               -             6           -
* Citrus Springs
  (e),(f),(g).....  15,954        1969         1970      6,330     33,783              42           122(f)(i)
  St. Augustine
   Shores .......    1,985        1969         1970      7,450      3,130             897             5(i)       16
  Sunny Hills.....  17,743        1968         1971      1,360     26,251          12,471           726(i)        -
* Pine Ridge......   9,994        1969         1972      2,660      4,833               -             3(i)        -
  Marion Oaks(e)..  14,644        1969         1973      7,900     27,537           3,990           399(i)        -
* Seminole Woods..   1,554        1969         1979        430        262               -             -           -

JOINT VENTURE
 COMMUNITY:

* Tierra Verde....     666        1976         1977      4,740      1,036               -             -           -
                   -------                             -------    -------        --------       -------       -----

Total............. 104,827                             209,850    173,362          17,400(f)      1,268(f)       16
                   =======                             =======    =======        ========       =======       =====


                                OTHER PROPERTIES
                                                                                Initial
                                                                                Acquisition
                                                                                Year             Acres
                                                                                ------------     ------
Other Land Assets:
 Other land adjacent to existing communities(h)................................ Various          92
                                                                                                 --
         Total.................................................................                  92
                                                                                                 ==

----------------------
*    Development completed.

(a) Excluded from these lots and tracts are approximately 114 improved and 92 unimproved lots and tracts that are required for drainage and cannot be sold, and approximately 142 improved and 344 unimproved lots and tracts that have been removed from sale for encumbrances or additional site development, which can only be sold when these issues are resolved. Also excluded are amenities consisting of 2 administration facility sites, 2 recreational facility sites and 2 unimproved golf course sites, as well as approximately 468 tracts reserved for community usage such as for greenbelts, buffer areas, church and school sites.

(b) "Unimproved Unsold Platted Lots & Tracts" and "Improved Unsold Platted Lots & Tracts", when added to lots and tracts sold, as described in "Existing Communities", may not equal "Platted Lots & Tracts in Masterplan" for various reasons, such as the subdivision of tracts into two or more parcels for sale to different purchasers.

(c)  Excludes permit denial areas; reflects seasonal population.

(d)  Includes the South Hernando U.S. # 19 Commerce Center.






(e) Excluded 84 Citrus Springs and 63 Marion Oaks improved lots deeded to a purchaser of the Company's contracts receivable as exchange inventory to be available for customers who pre-pay their contracts prior to the installation of water service lines within one mile of their homesite and who wish to commence immediate construction. Unused exchanged inventory will be reconveyed to the Company when all purchased receivables have matured and are paid in full.

(f) Excludes 850 improved and 844 unimproved platted lots and tracts held for retail sale by Citony Development Corporation ("Citony"), an affiliate of Yasawa. Also excludes 272 improved and 76 unimproved platted lots and tracts owned by Citony that may be subject to certain adverse soil conditions and/or drainage conditions that render the subject properties unusable for retail sales purposes. The property acquired by Citony in December 1992 was marketed by the Company during 1993 and early 1994 pursuant to a joint venture agreement between the Company and Citony. The Company and Citony agreed to terminate the joint venture agreement in April 1994; however, the Company is providing certain assistance to Citony during the transition period. In March 1997, the Company transferred to Citony, per the terms of the 1992 agreement, 173 lots and tracts reacquired by the Company principally through cancellation and legal settlement.

(g) Excludes 17 improved lots held by SunBank/Miami, N.A., as Trustee for the Marco Shores Trust, which properties were transferred back to the Company in March 1997.

(h) Excludes 18 unplatted acres in existing communities and 3,829 acres of unplatted natural preserves restricted for recreational park use which cannot be sold.

(i) Not included are 669 improved lots deeded to a collateral trustee on behalf of a purchaser of the Company's contract receivables so they may be sold by the Company to create additional receivables for the Company's replacement obligation. These lots are comprised of 469 lots in Citrus Springs, 199 lots in Marion Oaks and 1 lot in St. Augustine Shores.



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

     Due to various factors, since 1986, the Company had utilized a deed and mortgage format for effecting certain sales in its communities. Beginning September 29, 1990, the Company changed its method of recognizing land sales by recording the sale of lots, subject to a future development obligation, under the deposit method; since January 1, 1991, no sale has been recognized until the Company receives at least 20% of the contracted sales price; and beginning in the fourth quarter of 1991, the Company limited the sale of lots to those which front on a paved street and are ready for immediate building. See Note 1 to Consolidated Financial Statements.

     A portion of the contract purchase price is discounted and treated as interest income to be amortized over the life of the contract. Interest income is also earned in accordance with the interest rate stated in the installment land sales contract or promissory note. The Company further provides an allowance for contract cancellations based on the historical experience of the Company for such cancellations.

     Substantially all of the Company's single-family lot and multi-family and commercial tract sales have been made on an installment basis. Of the over 150,000 lots and tracts sold since the Company's inception, contracts receivable presently exist with respect to approximately 1,405 lots and tracts with an outstanding balance of approximately $12,554,900 at December 31, 1996, excluding contracts receivable of which the Company is a guarantor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 2 to Consolidated Financial Statements.

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

     SINGLE-FAMILY HOUSING

     Although the Company had discontinued its single-family housing activities at the end of 1984, in December, 1992, the Company re-entered the single-family housing business at its Marion Oaks community. Two and three bedroom moderately-priced homes are being constructed by an exclusive independent builder at the Feather Nest housing village in this community and sold in the local markets and through the Company's independent dealer network. These homes include, as standard features, cathedral ceilings, attached garages, lanais, breakfast nooks and spacious walk-in closets. The housing village features its own recreational complex, including a swimming pool, tennis courts and other amenities. The Company also offers the same model line in Marion Oaks outside of the FeatherNest village in a suburban program as well as build on your own lot program for those purchasers who have previously acquired a lot. Prices on the Company's current model line range from $53,300 to $86,500, exclusive of lot. The Company sold to Conquistador the remaining lot inventory in FeatherNest as partial consideration for the satisfaction of $2,599,300 in debt; however, it is still offering the product through its dealer network. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In an effort to offset the negative cash effects of installment land sales, the Company is attempting to direct its marketing efforts to its housing product in which a house and lot are sold as a package. The success of this direction will be dependent upon the Company's dealer recruiting program and availability of funds for a national advertising and promotion program.

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

  MARKETING

     The Company has historically sold land and housing products on a national and international basis through independent dealers in the United States, Canada and overseas, as well as through Company-affiliated salespeople. For the year ended December 31, 1996, sales by independent dealers in the United States accounted for approximately 97% (in dollar volume) of new land sales contracts; while overseas dealers accounted for approximately 3% of such contracts.

     During the first quarter of 1995, the Company initiated a new land sales program, which utilizes a limited group of independent dealers. During 1996, the Company reached a lot sales volume of over $6,612,000 of contracts written.

   EXISTING COMMUNITIES

     DELTONA LAKES

     Deltona Lakes is located 26 miles northeast of Orlando, with its popular tourist attractions of Disney World and Sea World, and is bordered on the northwest by Interstate 4. Opened in 1962, Deltona Lakes now has a population of approximately 68,100. Over 30,000 lots and tracts and over 4,500 single and multi-family housing units have been sold at this community.

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

     More than 39,000 persons reside at Marco Island, including a population which more than triples during the winter season. It is the largest of Florida's Ten Thousand Islands and is known for its recreational amenities which, in addition to its 3 1/2 mile white sand beach, sport fishing, sailing and shelling, include golf, tennis, swimming and other recreational activities. The island community has several major shopping centers, banks and savings & loan associations, and medical and professional centers.

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

     Since its inventory at Marco Island is virtually sold out, 1997 revenues are expected to be generated from collections on existing contracts receivable.

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

     SPRING HILL

     Spring Hill, with an estimated population of approximately 71,900, is located 45 miles north of Tampa-St. Petersburg. Over 32,000 lots and tracts and over 4,000 single-family homes have been sold in this community. The Company has constructed a recreation complex, a country club, and two golf courses. The Company has sold its country club and golf courses. Several shopping centers and medical centers, two elementary schools, a junior high school, a senior high school, numerous houses of worship and two fire stations are located in the community. The Company has completed the development of this community.

     CITRUS SPRINGS

     Citrus Springs, with an estimated population of 6,300, is located 28 miles southwest of Ocala and 25 miles from the Gulf of Mexico. Over 30,000 lots and tracts and over 700 single-family homes have been sold at this community. A golf course and a clubhouse (sold in 1990) and a community center have been completed by the Company. Several churches and a convenience shopping area are located in the community. The Company has completed 400 miles of road. In 1992, most of the Company's remaining inventory at this community was sold to Citony Development Corporation ("Citony") for approximately $6,500,000. The Company and Citony then entered into a joint venture agreement with respect to the property, providing for the Company to market the property and receive an administration fee from the venture. The Company and Citony terminated the joint venture agreement in April 1994; however, the Company provided certain assistance to Citony during the transition period. In February 1997, the Company finalized the sale of the undeveloped second Citrus Springs Golf Course to a third party. The Purchase and Sale agreement contemplates the completion of the course by the buyer by June 30, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" .

     ST. AUGUSTINE SHORES

     St. Augustine Shores, with a population estimated to be approximately 7,450, is located seven miles south of St. Augustine, between the Intracoastal Waterway and U.S. Highway 1. Only commercial and multi-family tracts, house and lot packages and condominium apartment units had been sold in this community before 1987, but that year St. Augustine Shores was opened for the retail sale of single-family lots. Approximately 1,000 additional single-family lots became available during 1988 through the platting of 641 acres adjacent to the existing platted properties. Over 2,000 single and multi-family housing units and lots and tracts have been sold.

     The Company has completed 28 miles of road. Certain common areas of the community, such as parks and swale areas, are maintained by the St. Augustine Shores Service Corporation, a non-profit corporation, of which all property owners are members. Several houses of worship and shopping facilities are also located in the community. A golf course and country club and a recreation building have been completed by the Company. In October 1991, the country club and golf course was transferred to the Company's lenders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" and Note 5 to Consolidated Financial Statements.

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


     SUNNY HILLS

     Sunny Hills, with a population of approximately 1,360 residents, is located in the Florida Panhandle, 45 miles north of the Gulf of Mexico and 35 miles north of Panama City. Over 12,000 lots and tracts and 300 single-family homes have been sold at this community. It includes several houses of worship and a convenience shopping center. The Company has completed or under construction 165 miles of road. The community also has a golf course and country club, which was sold by the Company for $1,000,000 in the the first quarter of 1993.

     The Company reopened Sunny Hills for retail lot sales in mid-1989. Revenues in 1997 will be generated from collections on existing contracts receivable, from retail land sales and from the recognition of deferred revenue as land development and lot exchanges proceed.

     PINE RIDGE

     Pine Ridge, with a population of approximately 2,660, is located 34 miles southwest of Ocala. The community's facilities include an equestrian club and tennis courts. In May, 1987, the Company completed the $8,500,000 sale of its remaining inventory and golf course at Pine Ridge. Prior to the sale, the Company had sold over 3,500 lots and tracts and over 53 single-family homes in Pine Ridge.

     MARION OAKS

     Marion Oaks, with a population of approximately 7,900 residents, is located 18 miles south of Ocala. Over 23,000 lots and tracts and over 2,700 single-family homes have been sold in the community. The community includes playgrounds, two golf courses (one of which was sold in 1988 and the second which was transferred to the Company's lenders on October 11, 1991) and several recreation buildings. A shopping center and several houses of worship are located in the community. The Company has completed 311 miles of road. The Company re-entered the single-family housing business at this community in December, 1992 with the opening of its FeatherNest housing village. On May 22, 1995, the Company sold to Conquistador (the "Second Conquistador Acquisition") the remaining lot inventory in the Company's FeatherNest community at Marion Oaks , as well as other property, in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex
Loans. See "Housing" and "Marketing". Revenues in 1997 will be generated from the sale of land inventory, from housing sales, from the recognition of deferred revenue as land development and lot exchanges proceed, from collections on existing contracts receivable and from the Company's real estate brokerage operation.

     SEMINOLE WOODS

     Seminole Woods, with a population of approximately 430, is comprised of 1,554 acres of property located 20 miles north of Orlando. The community, comprised of 262 single-family lots, each a minimum of five acres, has been sold out and development completed.

     TIERRA VERDE

     Tierra Verde, with a population of approximately 4,740, is a 666-acre waterfront subdivision located eight miles south of St. Petersburg. It was developed and marketed pursuant to a 50% joint venture between a wholly-owned subsidiary of the Company and an unaffiliated corporation which filed a petition for bankruptcy under the Bankruptcy Code in 1985. The community has been sold out and development completed. The venture, which extended until December 31, 1990, provided for the Company's subsidiary to receive a management fee and to share in the venture's results of operations equally with its venture partner. The venture was extended for the purposes of winding down operations which were completed in 1993.

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

  EMPLOYEES

     At December 31, 1996, the Company had 37 employees, of whom 34 were involved in executive, administrative, sales and community development and maintenance capacities and 3 were involved with the title insurance subsidiary. Certain of the Company's development activities are carried out by subcontractors who separately employ additional personnel. For the most part, the Company's marketing activities are carried out by independent dealers.

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

  ENVIRONMENTAL

     To varying degrees, certain permits and approvals will be necessary to complete the development of all of the Company's comunities. Despite the fact that the Company has obtained substantially all of the permits and authorizations necessary to proceed with its development work on communities presently being marketed, additional approvals may be required to develop certain platted properties in certain communities to be marketed in the future. Although the Company cannot predict the impact of such requirements, they could result in delays and increased expenditures. In addition, the continued effectiveness of permits and authorizations already granted is subject to many factors, some of which, including changes in policies, rules and regulations and their interpretation and application, are beyond the Company's control.

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

     In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain receivables and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of March 21, 1997, approximately 84% of the customers whose lots are currently undeveloped have opted to exchange or have otherwise been resolved. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property. The Company's goal is to eliminate its development obligation (with the exception of its maintenance obligation in Marion Oaks) under the 1992 Consent Order through this exchange program and settlement of all remaining maintenance and improvements obligations in Citrus Springs through a final agreement with Citrus County (entered into in May 1995). Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building.

     As of December 31, 1996, the Company had estimated development obligations of approximately $1,134,000 on sold property, an estimated liability to provide title insurance and deeding costing $1,139,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $880,000, all of which are included in deferred revenue. The total cost to complete improvements at December 31, 1996 to lots subject to the 1992 Consent Order, including the previously mentioned obligations, and to all lots, sold and unsold, including the St. Augustine Shores community, was estimated to be approximately $15,152,000. As of December 31, 1996 and December 31, 1995 the Company had in escrow approximately $360,000 and $489,000, respectively, specifically for land improvements at certain of its Central and North Florida communities.

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

ITEM 3

                                LEGAL PROCEEDINGS

     In the action styled Garcia v. Deltona et. al, Case No. 86-03542, filed in the Circuit Court for Dade County, Florida, on January 30, 1986, the plaintiff sought to recover $2,000,000 allegedly paid to the Company on four installment land sales contracts, claiming fraud and misrepresentation on the part of the Company. On October 27, 1995, the parties resolved and settled their dispute by the Company transferring alternative property for settlement purposes. The Company exchanged releases with the plaintiff, which released the Company from any further obligations, except certain obligations and warranties contained in the modification of the Settlement Agreement. The Company believes that it is in compliance with the warranties and obligations under the Settlement Agreement.

     In the action entitled Estate of Bobinger, et al. v. The Deltona Corporation, Case No. 87-45051, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida, the plaintiff sued the Company for alleged breach of contract and for recovery of monies paid on contracts for Marco property that will not be developed by the Company. The matter was settled. This matter has been dismissed in accordance with the order of the Circuit Court dismissing the case with prejudice entered September 25, 1996. The Company does not expect further liability from this claim.

     In the action styled Lee Su Wen Ni et. al. v. The Deltona Corporation and Scafholding B.V., Case No. 95-4422-CA-E, filed in the Circuit Court of Marion County, Florida on October 11, 1995, the plaintiff alleges that the liquidated damages provision in the Company's installment contracts for the sale of its properties is unenforceable under Florida Law and contests the method utilized by the Company to calculate actual damages in the event of contract cancellations. As part of the complaint, the plaintiff is seeking certification as a class action, as well as unspecified compensatory damages, together with interest, costs and fees. The Company filed a Motion to Dismiss in response to the plaintiff's complaint. The trial court dismissed the claim of the class representative against the Company and against Scafholding B.V. An appeal from that dismissed is pending. There has been no ruling by the appellate court. In the event that this appeal is successful and if, class certification is authorized, and if the Company is not successful in its defenses, a substantial claim could be asserted against the Company.

     In the action styled Joseph Mancilla, Jr. v. The Deltona Corporation, filed in the Circuit Court of Dade County, Florida, Case No. 94-09116, the plaintiff, Joseph Mancilla, Jr., prior Senior Vice President of the Company, sued the Company on May 17, 1994 for alleged breach of employment contract seeking damages in excess of $391,000 plus an unspecified amount in employee benefits, costs and attorneys' fees. The Company settled the matter and a general release was entered into in 1995. The Company satisfied its settlement obligations in January 1997 and a Notice of Voluntary Dismissal, with prejudice, was filed.

     The Company is also a party to certain other legal and administrative proceedings arising in the ordinary course of business. The outcome will not, in the opinion of the Company, have a material adverse effect on the business or financial condition of the Company.

ITEM 5


                    PRICE RANGE OF COMMON STOCK AND DIVIDENDS

     The Company's Common Stock was traded on the New York and Pacific Stock Exchanges under the ticker symbol DLT. On April 6, 1994, both the New York and Pacific Stock Exchanges suspended the Company's Common Stock from trading and instituted procedures to delist the Company's Common Stock. On June 16, 1994, the Company's Common Stock was formally removed from listing and registration on the New York Stock Exchange. As of December 31, 1996, the Company's Common Stock was traded on a limited basis in the over-the-counter markets. The average price at which the stock was traded at the end of the first, second, third and fourth quarters of 1996 is as follows:



               March 31, 1996                $ .300
               June 30, 1996                 $ .125
               September 30, 1996            $ .097
               December 31, 1996             $ .196

     The Company has never paid cash dividends on its Common Stock. The Company's loan agreements contain certain restrictions which currently prohibit the Company from paying dividends on its Common Stock.

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

                       Consolidated Income Statement Data
                     (in thousands except per share amounts)

                                                                     Years Ended
                                    -----------------------------------------------------------------------
                                    December 31,  December 31,   December 31,   December 31,   December 25,
                                        1996         1995            1994           1993           1992
                                    ------------  ------------   ------------   ------------   ------------
Revenues .........................  $   8,650     $    6,688     $    8,541     $   12,099     $   12,217
Costs and expenses................      9,877          9,593         12,447         20,871         18,935
                                    ---------     ----------     ----------     ----------     ----------
Loss from continuing operations
 before taxes and extraordinary
 items............................     (1,227)        (2,905)        (3,906)        (8,772)        (6,718)
Provision for income taxes........        -0-            -0-            -0-            -0-             90
                                    ---------     ----------     ----------     ----------     ----------
Loss from operations
 before extraordinary items.......     (1,227)        (2,905)        (3,906)        (8,772)        (6,808)
Extraordinary items:
 Gain (loss) from debt
  restructuring...................        -0-            -0-            -0-            -0-         10,161
Gain on settlement related to
  the Marco refund obligation.....        331            702            -0-            -0-          3,983
                                    ---------    -----------     ----------     ----------     ----------
Net income (loss) applicable
  to common stock.................  $    (896)   $    (2,203)    $   (3,906)    $   (8,772)    $    7,336
                                    =========    ===========     ==========     ==========     ==========
Per common share amounts:
    Continuing operations.........  $    (.18)   $      (.43)    $     (.59)    $    (1.45)    $    (1.19)
    Extraordinary items...........        .05            .10            .00            .00           2.48
                                    ---------    -----------     ----------     ----------     ----------
Net income (loss).................  $    (.13)   $      (.33)    $     (.59)    $    (1.45)    $     1.29
                                    =========    ===========     ==========     ===========    ==========
Weighted average common shares
 outstanding......................  6,729,648      6,699,923      6,514,988       6,056,743     5,694,236
                                    =========    ===========     ==========     ===========    ==========




                         Consolidated Balance Sheet Data
                                 (in thousands)


                                    December 31, December 31,    December 31,   December 31,   December 25,
                                       1996         1995             1994          1993            1992
                                    -----------  ------------    ------------   ------------   ------------

Total assets....................    $    19,442  $   19,180      $  22,109      $  26,565      $  37,050
                                    ===========  ==========      =========      =========      =========

Liabilities....................     $    37,301  $   36,192      $  38,930      $  40,856      $  42,569
Stockholders' equity (deficiency).      (17,879)    (17,013)       (16,821)       (14,291)        (5,519)
                                    -----------  ----------      ---------      ---------      ---------
Total liabilities and stockholders'
 equity (deficiency)..............  $    19,422  $   19,180      $  22,109      $  26,565      $  37,050
                                    ===========  ==========      =========      =========      =========



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

     As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, to convert the Selex Loan, or any portion thereof, into a maximum of 850,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). However, on September 14, 1992, Selex formally waived and relinquished its right to exercise the Option as to 250,000 shares of the Company's Common Stock to enable the Company to settle certain litigation involving the Company through the issuance of approximately
250,000 shares of the Company's Common Stock to the claimants, without jeopardizing the utilization of the Company's net operating loss carryforward. On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (41.9% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of March 21,
1997).

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

     In December, 1992, Mr. Gram, a director of the Company and beneficial owner of the Common Stock of the Company held by Selex, acquired all of the Company's outstanding bank debt and then assigned same to Yasawa, of which Mr. Gram is also the beneficial owner. Yasawa simultaneously completed a series of transactions with the Company which involved the transfer of certain assets to Yasawa or its affiliated companies, the acquisition by Yasawa of 289,637 shares of the Company's Common Stock through the exercise of warrants previously held by the banks, the provision of a $1,500,000 line of credit to the Company and the restructuring of the remaining debt as a $5,106,000 Yasawa Loan. Principal repayments aggregating $136,000 have reduced the Yasawa Loan to $4,764,600 as of December 31, 1996. On April 30, 1993, Selex loaned the Company an additional amount of $1,000,000 pursuant to the Second Selex Loan and since July 1, 1993 made further loans to the Company aggregating $4,400,000 under the Third Selex Loan. The Second Selex Loan has been satisfied and principal of $1,381,000 has been repaid under the Third Selex Loan through December 31, 1996. As of December 31, 1996, Yasawa has loaned the Company an additional sum of $6,012,000 pursuant to the Second Yasawa Loan. As a consequence of these transactions, the Company had loans outstanding from Selex, Yasawa and their affiliates on December 31, 1996 in the aggregate amount of approximately $22,368,000. On May 22, 1995, the Company closed a transaction with Conquistador (the "Second Conquistador Acquisition") for the sale of an administration building and a multi-family site in the Company's St. Augustine Shores community as well as the remaining lot inventory in the Company's FeatherNest community at Marion Oaks in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. On that same date, but in a separate transaction, the Company also sold to Conquistador Development Corporation (the "Third Conquistador Acquisition") four single family residential lots in the St. Augustine Shores community for $100,000 in cash. These transactions were accounted for in accordance with generally accepted accounting principals for these types of related party transactions. Accordingly, the resulting gain of $1,900,000 was treated as a contribution of capital and recorded directly to capital surplus. The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company. See Note 5 to Consolidated Financial Statements.

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

     The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totaling $6,012,000 as of December 31, 1996, to meet the Company's minimum working capital requirements, to pay a portion of delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

     As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $2,371,000 as of December 31, 1996; non-payment of these delinquent taxes may adversely affect the financial condition of the Company.

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


RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     REVENUES

     Total revenues were $8,650,000 for 1996 compared to $6,688,000 for 1995.

     Gross land sales were $6,816,000 for 1996 versus $3,623,000 for 1995. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $4,296,000 for 1996 from $2,394,000 for 1995. The increase in sales reflects the Company's marketing program which was initiated in 1995.

     There were no bulk land sales in 1996 and 1995. In light of the Company's diminished bulk land sales inventory it is anticipated that in the future the Company will produce a negligible volume of bulk land sales. See "Liquidity and Capital Resources: Mortgages and Similar Debt".

     The Company re-entered the single-family housing business in December, 1992. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues were $1,202,000 for 1996 compared to $1,383,000 in 1995. The decrease in housing revenues is directly related to the reduction in the Company's housing advertising and promotional programs for housing due to limited working capital. Housing revenues decreased in both 1995 and 1996 due to the lack of an advertising and promotion program

     The following table reflects the Company's real estate product mix for 1996 and 1995 (in thousands):


                                                                                         Years Ended
                                                                                --------------------------------
                                                                                December 31,      December 31,
                                                                                   1996               1995
                                                                                ------------      ------------
Gross Land Sales:
     Retail sales*............................................                  $ 6,816           $ 3,623
                                                                                -------           -------
         Total................................................                    6,816             3,623
                                                                                -------           -------
Housing Sales:
     Single Family............................................                    1,188             1,328
     Vacation Ownership.......................................                       14                55
                                                                                -------           -------
         Total................................................                    1,202             1,383
                                                                                -------           -------
         Total Real Estate....................................                  $ 8,018           $ 5,006
                                                                                =======           =======

------------
     * New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the years ended December 31, 1996 and December 31, 1995 were $6,612,000 and $6,260,000, respectively. The Company had a backlog of $2,089,000 and $3,100,000 in unrecognized sales as of December 31, 1996 and December 31, 1995, respectively. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price. See Note 1 to the Consolidated Financial Statements.



     Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $1,008,000 in 1996 as compared to $1,052,000 for 1995. Due to the Company's financial condition, the Company has done minimal development work in the last two years.

     Interest income was $1,464,000 for 1996 compared to $1,019,000 for 1995. This increase is the result of higher contract receivable balances.

     Other revenues were $680,000 for 1996 compared to $840,000 in 1995. Other revenues are generated principally by the Company's title insurance and real estate brokerage subsidiaries.

     Included in the 1996 results is an extraordinary gain of $331,000 resulting from the final settlement of the Marco class action litigation. Included in the 1995 results is an extraordinary gain of $702,000 resulting from a reduction in the allowance for the guarantee pursuant to the final settlement of the Marco class action litigation.

     In 1996 the Company evaluated its property, plant and equipment. As a result, the Company wrote off approximately $1,044,000 of obsolete assets, most of which were fully depreciated. The Company recognized a loss of $40,000 as a result of this write off.

     COSTS AND EXPENSES

     Costs and expenses were $9,877,000 for 1996 compared to $9,593,000 in 1995. Cost of sales totaled $2,673,000 for 1996 versus $2,432,000 for 1995. This increase is primarily due to higher land sales in 1996.

     In 1995, the Company recorded a provision of $650,000 representing the Company's estimate of its liability to replace or repurchase canceled contracts receivable under the recourse provisions of its prior sales of contracts and mortgages receivable.

     Commissions, advertising and other selling expenses totaled $2,457,000 for 1996 versus $1,889,000 for 1995. The increase is the result of higher retail sales levels. Advertising and promotional expenditures decreased to $118,000 in 1996 from $151,000 in 1995 as a result of the reduction in the Company's marketing programs. Other selling expenses decreased to $514,000 in 1996 from $550,000 in 1995.

     General  and  administrative   expenses  were  $1,715,000  in  1996  versus
$1,869,000  for  1995.  General  and  administrative   expenses  have  decreased
primarily due to overhead reductions.

     Real estate tax expense was $1,251,000 in 1996 compared to $1,111,000 in 1995. Included in real estate tax expense is delinquent interest and administrative fees on delinquent taxes, which accrue interest at 18% per annum.

     Total interest cost (none of which represents capitalized) was $1,781,000 for 1996 as compared to $1,642,000 for 1995. The increase in interest expense is the result of the increase in debt. No interest was capitalized in 1996 and 1995 since the Company did minimal land development work at its communities.

     NET INCOME

     The Company reported a net loss of $896,000 for 1996, compared to a net loss of $2,203,000 for 1995. Included in the 1996 results is an extraordinary gain of $331,000 resulting from the final settlement of the Marco class action litigation. Included in the 1995 results is an extraordinary gain of $702,000 resulting from a reduction in the allowance for the guarantee pursuant to the final settlement of the Marco class action litigation.

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

     The following table reflects the Company's real estate product mix for 1995 and 1994 (in thousands):


                                                                                       Years Ended
                                                                                ---------------------------
                                                                                December 31,   December 31,
                                                                                   1995            1994
                                                                                ------------   ------------
Gross Land Sales:
     Bulk sales...............................................                  $    0         $   315
     Retail sales*............................................                   3,623           2,679
                                                                                ------         -------
         Total................................................                   3,623           2,994
                                                                                ------         -------
Housing Sales:
     Single Family............................................                   1,328           2,506
     Vacation Ownership.......................................                      55              37
                                                                                ------         -------
         Total................................................                   1,383           2,543
                                                                                ------         -------
         Total Real Estate....................................                  $5,006         $ 5,537
                                                                                ======         =======


     ------------

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


     Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $1,052,000 in 1995 as compared to $1,214,000 for 1994. The decrease was due to the Company's financial condition which caused the Company to curtail development in the first quarter of 1994.

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

     COSTS AND EXPENSES

     Costs and expenses were $9,593,000 for 1995 compared to $12,447,000 in 1994. Cost of sales totaled $2,432,000 for 1995 versus $3,845,000 for 1994.
These decreases are primarily due to lower housing sales in 1995. The Company completed its Compromise and Settlement Agreement program with its trade creditors during the third quarter of 1994. Accordingly, costs and expenses were reduced by approximately $430,000 as a result of these settlements.

     In 1995, the Company recorded a provision of $650,000 representing the Company's estimate of its liability to replace or repurchase canceled contracts receivable under the recourse provisions of its prior sales of contracts and mortgages receivable.

     Commissions, advertising and other selling expenses totaled $1,889,000 for 1995 versus $2,608,000 for 1994. Advertising and promotional expenditures decreased to $151,000 in 1995 from $275,000 in 1994 as a result of the reduction in the Company's marketing programs. Other selling expenses decreased to $550,000 in 1995 from $1,595,000 in 1994 as a result of cost reductions.

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

     The Company, Selex and Yasawa entered into loan modification agreements in which all accrued interest was converted into non-interest bearing principal at the earlier of the maturity date or the default date. Accordingly, at December 31, 1995, $4,200,000 of accrued interest was reclassified as non-interest bearing principal. The loans were also modified to formalize the elimination of the default interest rate provisions in each of the applicable loan agreements.

     The following table presents information with respect to mortgages and similar debt (in thousands):


                                                        Years Ended
                                                ------------------------------
                                                December 31,      December 31,
                                                    1996              1995
                                                ------------      ------------

Mortgage Notes Payable ..................       $ 18,707          $ 16,717
Other Loans..............................          3,661             3,661
                                                --------          --------
  Total mortgages and similar debt.......       $ 22,368          $ 20,378
                                                ========          ========


     Included in Mortgage Notes Payable are the First Selex Loan ($2,722,000 as of December 31, 1996), the Third Selex Loan ($3,816,000 as of December 31,
1996), the Yasawa Loan ($5,829,000 as of December 31, 1996) and the Second Yasawa Loan ($6,340,000 as of December 31, 1996). Other loans include the $1,656,000 Empire note and the $2,005,000 Scafholding Loan.

     These mortgage notes payable and other loans are in default as of December 31, 1996 due to the non-payment of principal. The lenders have not taken any other action as a result of these defaults.

     On June 19, 1992, Selex loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial 18 months of the Loan and interest payments due quarterly thereafter. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, as modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of March 21, 1997, the Company was in default of the First Selex Loan.

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

     On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of March 21, 1997); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

     The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, when only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. As of March 21, 1997, $6,478,100 in principal and accrued interest was in default under the Yasawa Loan.

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

     From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. The Second Conquistador Acquisition, discussed below, closed on May 22, 1995, provided a reduction of the debt due and payable under the Third Selex Loan. As of March 21, 1997, the remaining balance of $4,229,200 in principal and accrued interest remained unpaid and in default.

     In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses, including payment of certain real estate taxes, and effectuate settlements with the Company's principal creditors. As of March 21, 1997, an aggregate amount of $6,012,000 had been advanced to the Company under the Second Yasawa Loan and the balance of $6,859,300 in principal and accrued interest remains unpaid.

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

     In 1996, Yasawa loaned the Company $2,000,000 which was used to pay approximately $979,000 of delinquent real estate taxes and $993,000 of which was used to satisfy the remaining obligation on the Marco class action settlement agreement. As part of the settlement agreement, Swan Development Corporation, an affiliate of Yasawa, acquired four condominium units from the class action trustee for $182,000, the same value that the trustee attributed to the units on September 14, 1992.

     At December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal. Through March 21, 1997, $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option, the Second Selex Loan was repaid in full, $1,380,900 in principal was repaid under the Third Selex Loan, and $136,000 in principal and $346,000 in accrued interest was repaid under the Yasawa loan. As of March 21, 1997, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $24,522,200, including interest, all of which are in default, including approximately $8,986,900, which is owed to Selex, including accrued and unpaid interest of approximately $792,700 (10% per annum on the First Selex Loan, 11% per annum on the Third Selex Loan and 12% per annum on the $1,000,000 Empire Note assigned to Selex); approximately $13,337,400, which is owed to Yasawa, including accrued and unpaid interest of approximately $1,168,100 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $2,228,000, which is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $223,000 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

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

     The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totaling $6,012,000 as of December 31, 1996, to meet the Company's minimum working capital requirements, to pay a portion of delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

     As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $2,371,000 as of December 31, 1996; non-payment of these delinquent taxes may adversely affect the financial condition of the Company.

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

     In March, 1993, the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount of $150,000. As of December 31, 1996, the balance of the holdback account as approximately $118,000.

     In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $2,183,000 as of December 31, 1996). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company is unable to determine what effect this will have, if any, on future cancellations, since it is unable to determine how the bankruptcy or the subsequent sale of the portfolio will impact servicing and collection procedures and the customers' determination to continue to pay under those contracts. The Company has fully reserved for the amount of the holdback account and the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. In 1996, the Company replaced $293,000 in delinquent receivables. As of December 31, 1996 and 1995, $1,087,000 and $611,000 in receivables were delinquent, respectively.

     The Company was the guarantor of approximately $11,319,000 of contracts receivable sold or transferred as of December 31, 1996, for the transactions described above and had $118,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision of $650,000 has been established for the Company's obligation under the recourse provisions of which $491,000 remains at December 31, 1996. The Company has been in compliance with all receivable transactions since the consummation of sales.

     The Company anticipates that it will be necessary to complete additional sales and/or financings of a portion of its receivables in 1997. There can be no assurance, however, that such sales and/or financings can be accomplished.


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

     In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain receivables and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of March 21, 1997, approximately 84% of the customers whose lots are currently undeveloped have opted to exchange or were otherwise resolved. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

     The Company's goal is to eliminate its development obligation (with the exception of its maintenance obligation in Marion Oaks) under the 1992 Consent Order through this exchange program and settlement of all remaining maintenance and improvements obligations in Citrus Springs through a final agreement with Citrus County (entered into in May 1995). Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building.

     Based upon the Company's experience with affected customers, the Company believes that the total refunds arising from delays in completing improvements will not materially exceed the amount provided for in the consolidated financial statements. Approximately $5,000 of the provision for the total refunds relating to the delays of improvements remained in accrued expenses and other at December 31, 1996.

     As of December 31, 1996, the Company had estimated development obligations of approximately $1,134,000 on sold property, an estimated liability to provide title insurance and deeding costing $1,139,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $880,000, all of which are included in deferred revenue. The total cost to complete improvements at December 31, 1996 to lots subject to the 1992 Consent Order, including the previously mentioned obligations, and to all lots, sold and unsold, including the St. Augustine Shores community, was estimated to be approximately $15,152,000. As of December 31, 1996 and December 31, 1995 the Company had in escrow approximately $360,000 and $489,000, respectively, specifically for land improvements at certain of its Central and North Florida communities.

     The Company's continuing liquidity problems have precluded the timely payment of the full amount of its real estate taxes. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Delinquent real estate taxes aggregated approximately $2,371,000 as of December 31, 1996.

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

     The Company had placed certain properties in trust to meet its refund obligations to Marco customers affected by the permit denials. On September 14, 1992, the Circuit Court of Dade County, Florida approved a settlement of certain class action litigation instituted by customers affected by the Marco permit denials, under the terms of which the Company was required, among other things, to convey more than 120 acres of multi-family and commercial land that had been placed in trust to the trustee of the 809 member class. As part of the settlement, the Company guaranteed the amount to be realized from the sale of the conveyed property, not to exceed $2,000,000. Such settlement enabled the Company to resolve the claims of an additional 12.7% of its affected customers and re-evaluate the allowance for Marco permit costs. As a result of such analysis, the Company was able to reduce such allowance by $12,200,000, resulting in a $3,983,000 extraordinary gain in 1992 and a $500,000 credit to accrued expenses to be credited to paid-in capital following issuance of 250,000 shares of restricted Common Stock of the Company to the class members. Following the closing on a majority of the property conveyed to the trust, the Company recorded an extraordinary gain of $702,000 resulting from a reduction in the amount of its guarantee pursuant to the settlement agreement. During 1996, $993,000 of the amount loaned by Yasawa was used to satisfy the remaining obligation on the Marco class action settlement agreement resulting in an extraordinary gain of $331,000. As part of the settlement agreement, Swan Development Corporation, an affiliate of Yasawa, acquired four condominium units from the class action trustee for $182,000, the same value that the trustee attributed to the units on September 14, 1992.

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

     In an attempt to offset the negative cash effects of installment land sales, the Company is attempting to direct its marketing efforts to its housing product in which a house and lot are sold as a package. The success of this direction will be dependent upon the Company's dealer recruiting program and availability of funds for a national advertising and promotion program.

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

     In December, 1992, the Company's bank debt was acquired by Mr. Gram and assigned to Yasawa. Through the sale of certain assets to Yasawa and its affiliates, including certain contracts receivable, and the exercise of the warrants by Yasawa, the Company was able to reduce such remaining debt from approximately $25,150,000 (including interest and fees) to approximately $5,106,000. During 1994, the Yasawa Loan was reduced to 4,764,600. The agreement with Yasawa also provided the Company with a future line of credit, all of which is drawn and outstanding as of December 31, 1996. During 1993, Selex loaned the Company an additional $5,400,000 pursuant to the Second and Third Selex Loans. The loans from Selex, Yasawa and their affiliates are collateralized by substantially all of the Company's assets.

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

     The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totaling $6,012,000 as of December 31, 1996, to meet the Company's minimum working capital requirements, to pay a portion of delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

     As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $2,371,000 as of December 31, 1996; non-payment of these delinquent taxes may adversely affect the financial condition of the Company.

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

ITEM 8

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND SUPPLEMENTAL DATA



                                                                      Page
                                                                      -------
Independent Auditors' Report.................                          32

Consolidated Balance Sheets as of
 December 31, 1996 and December 31, 1995.....                          33

Statements of Consolidated Operations for
 the years ended December 31, 1996,
 December 31, 1995 and December 31, 1994.....                          35

Statements of Consolidated Stockholders'
 Equity (Deficiency) for the years
     ended December 31, 1996, December 31,
   1995 and December 31, 1994................                          36

Statements of Consolidated Cash Flows for
 the years ended December 31, 1996,
     December 31, 1995 and December 31, 1994....                       37

Notes to Consolidated Financial Statements....                         39

Supplemental Unaudited Quarterly Financial Data.                       55


                          INDEPENDENT AUDITORS' REPORT






TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE DELTONA CORPORATION:


     We have audited the consolidated balance sheets of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related statements of consolidated operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred substantial operating losses and has continued to experience liquidity crises, causing the Company to be unable to meet certain contractual obligations and has a stockholders' deficiency at December 31, 1996. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
March 25, 1997

                           CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                                     ASSETS
                                 (in thousands)





                                                                 December 31,   December 31,
                                                                    1996           1995
                                                                 ----------     ------------
Cash, including escrow deposits
 and restricted cash of $845 in 1996 and $855 in 1995
 (Note 7)...................................................     $   907        $    982
                                                                 -------        --------


Contracts receivable for land sales (Notes 2, 5 and 8)......      10,488           8,059


Less: Allowance for uncollectible contracts.................      (2,429)         (1,628)

      Unamortized valuation discount........................      (1,094)           (829)
                                                                 -------        --------


Contracts receivable - net..................................       6,965           5,602
                                                                 -------        --------


Mortgages and other receivables - net (Notes 2, 5 and 8)....         384             413
                                                                 -------        --------


Inventories, at lower of cost or net realizable value (Notes 3 and 5):


Land and land improvements..................................     10,287           11,131


Other.......................................................         99              104
                                                                -------         --------


              Total inventories.............................     10,386           11,235
                                                                -------         --------



Property, plant and equipment - net (Notes 4 and 5).........        413              510
                                                                -------         --------


Prepaid expenses and other..................................        367              438
                                                                -------         --------


              Total..........................................   $19,422         $ 19,180
                                                                =======         ========


              The accompanying notes are an integral part of the consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (in thousands except share data)


                                                                                December 31,   December 31,
                                                                                    1996           1995
                                                                                ------------   ------------
Mortgages and similar debt (Note 5):

     Mortgage notes  payable .................................                  $ 18,707       $ 16,717

     Other loans .............................................                     3,661          3,661
                                                                                --------       --------

         Total mortgages and similar debt.....................                    22,368         20,378

Accounts payable-trade .......................................                        94            152

Accrued interest payable (Note 5) ............................                     1,778            -0-

Accrued taxes, principally real estate taxes .................                     3,084          2,983

Accrued expenses and other (Notes 2 and 8) ...................                     1,421          1,812

Customers' deposits ..........................................                       792            754

Allowance for Marco permit costs (Note 9) ....................                       -0-          1,349

Deferred revenue (Notes 7 and 8) .............................                     7,764          8,765
                                                                                --------       --------

Total liabilities ............................................                    37,301         36,193
                                                                                --------       --------

Commitments and contingencies (Notes 1, 2, 5, 7, 8 and 9)

Stockholders' equity (deficiency) (Notes 1, 5, and 10):

     Common stock, $1 par value-authorized 15,000,000 shares; issued and outstanding: 6,734,572 shares in 1996 and 6,719,244 shares
      in 1995 (excluding 12,228 shares held in treasury)..........                6,734           6,719

     Capital surplus .............................................               44,714          44,699

     Accumulated deficit .........................................              (69,327)        (68,431)
                                                                                -------        --------

Total stockholders' equity (deficiency) ..........................              (17,879)        (17,013)
                                                                                -------        --------

                      Total.......................................              $19,422        $ 19,180
                                                                                =======        ========



     The accompanying notes are an integral part of the consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                    THE DELTONA CORPORATION AND SUBSIDIARIES
                        (in thousands except share data)


                                                                   Years Ended
                                                  ------------------------------------------
                                                  December 31,   December 31,   December 31,
                                                      1996           1995           1994
                                                  ------------   ------------   ------------
Revenues

 Gross land sales (Notes 2 and 7)..............   $  6,816       $  3,623       $  2,994
 Less: Estimated uncollectible sales...........     (1,706)          (850)          (712)
        Contract valuation discount............       (814)          (379)          (224)
                                                  --------       --------       --------
 Net land sales................................      4,296          2,394          2,058
 Sales-housing.................................      1,202          1,383          2,543
 Recognized improvement revenue-prior period
  sales........................................      1,008          1,052          1,214
 Interest income...............................      1,464          1,019          1,046
 Gain on settlement of lease obligation (Note 8)       -0-            -0-          1,051
 Other ........................................        680            840            629
                                                  --------       --------       --------
              Total............................      8,650          6,688          8,541
                                                  --------       --------       --------

Costs and expenses

 Cost of sales-land............................      1,212            635            574
 Cost of sales-housing.........................      1,005          1,135          2,169
 Cost of improvements-prior period sales.......        219            395            711
 Cost of sales-other...........................        237            267            391
 Provision for uncollectible contracts and
   recourse obligations (Note 2)...............        -0-            650            -0-
 Commissions, advertising, and other selling
  expenses.....................................      2,457          1,889          2,608
 General and administrative expenses...........      1,715          1,869          2,984
 Real estate tax...............................      1,251          1,111          1,163
 Interest expense..............................      1,781          1,642          1,847
                                                  --------       --------       --------

              Total..............................    9,877          9,593         12,447
                                                  --------       --------       --------
Loss from operations before income
 taxes and extraordinary items.................     (1,227)        (2,905)        (3,906)
Provision for income taxes (Note 6)............        -0-            -0-            -0-
                                                  --------       --------       --------

Loss from operations before
 extraordinary items...........................     (1,227)        (2,905)        (3,906)

Extraordinary item:
 Gain on settlement related to the Marco
  refund obligation (Note 9)...................        331            702            -0-
                                                  --------       --------       --------
Net income (loss)..............................   $   (896)      $ (2,203)      $ (3,906)
                                                  ========       ========       ========

Earnings (loss) per common and common
 equivalent shares from (Note 10):
 Operations....................................   $   (.18)      $  ( .43)      $   (.59)
 Extraordinary gain............................        .05            .10            -0-
                                                  --------       --------       --------
         Net income (loss)......................  $   (.13)      $  ( .33)      $   (.59)
                                                  ========       ========       ========


              The accompanying notes are an integral part of the consolidated financial statements.

          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)

For the years ended December 31, 1996, December 31, 1995 and December 31, 1994

                                                  Common Stock        Capital   Accumulated
                                                  ($1 par value)      Surplus   Deficit        Total
                                                  --------------      -------   -----------    -------

Balances, December 31, 1993...................    $ 5,951             $42,080   $(62,322)      $(14,291)
     Net proceeds from exercise of Warrants...        600                 540        -0-          1,140
     Issuance of Common Stock for Marco Permit
       Costs..................................        118                 118        -0-            236
     Net (loss) for the year..................        -0-                 -0-     (3,906)        (3,906)
                                                  -------             -------   --------       --------
Balances, December 31, 1994..................     $ 6,669             $42,738   $(66,228)      $(16,821)
     Issuance of Common Stock for Marco Permit
       Costs..................................         50                  50        -0-            100
     Gain from exchange of debt for land
       with related party (Note 5)............        -0-               1,911        -0-          1,911
     Net (loss) for the year..................        -0-                 -0-     (2,203)        (2,203)
                                                  -------             -------   --------       --------
Balances, December 31, 1995..................     $ 6,719             $44,699   $(68,431)      $(17,013)
     Issuance of Common Stock for Marco Permit
       Costs..................................         15                  15        -0-             30
     Net (loss) for the year..................        -0-                 -0-       (896)          (896)
                                                  -------             -------   --------       --------
Balances, December 31, 1996..................     $ 6,734             $44,714   $(69,327)      $(17,879)
                                                  =======             =======   ========       ========




     The accompanying notes are an integral part of the consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)




                                   Years Ended
                                                                           ------------------------------------------
                                                                           December 31,   December 31,   December 31,
                                                                               1996           1995           1994
                                                                           ------------   ------------   ------------
Cash flows from operating activities: Cash received from operations:
  Proceeds from sale of residential units...........                       $  1,182       $   1,416      $   2,543
  Collections on contracts and mortgages receivable.                          2,927           2,285          3,420
  Down payments on and proceeds from sales
   of homesites and tracts..........................                          1,517           1,261            592
  Proceeds from sale of Marco Trust property........                            -0-             -0-             22
  Proceeds (uses) from other sources................                            425              86            (44)
                                                                           --------       ---------      ---------
              Total cash received from operations......                       6,051           5,048          6,533
                                                                           --------       ---------      ---------

 Cash expended by operations:
  Cash paid for residential units......................                       1,005           1,135          2,169
  Cash paid for land and land improvements.............                         461             602            816
  Customer refunds.....................................                         931             874            136
  Commissions, advertising and other
   selling expenses....................................                       2,515           1,558          2,587
  General and administrative expenses..................                       1,892           2,721          2,728
  Interest paid........................................                         -0-             -0-            398
  Real estate taxes paid...............................                       1,314             984            192
                                                                           --------       ---------       --------
              Total cash expended by operations........                       8,118           7,874          9,026
                                                                           --------       ---------       --------
              Net cash provided by (used in) operating
                activities.............................                      (2,067)         (2,826)        (2,493)
                                                                           --------       ---------       --------

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment........................................                           6              29             24
 Payment for acquisition and construction of
  property, plant and equipment........................                          (4)            (43)           (26)
                                                                           --------       ---------       --------
              Net cash provided by (used in) investing
                activities.............................                           2             (14)           ( 2)
                                                                           --------       ---------       --------

Cash flows from financing activities:
 New borrowings........................................                       2,000           1,390          2,122
 Repayment of borrowings...............................                         (10)             (8)          (195)
                                                                           --------       ---------       --------
              Net cash provided by (used in) financing
                activities.............................                       1,990           1,382          1,927
                                                                           --------       ---------       --------
Net increase (decrease) in cash and short term
 investments...........................................                         (75)         (1,458)          (568)
Cash and short term investments, at beginning
 of year...............................................                         982           2,440          3,008
                                                                           --------       ---------       --------
Cash and short term investments, at end of year........                    $    907       $     982       $  2,440
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

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)


Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

                                   Years Ended
                                                                      -------------------------------------------
                                                                      December 31,   December 31,   December 31,
                                                                           1996          1995           1994
                                                                      ------------   ------------   --------
Net income (loss)....................................                 $    (896)     $  (2,203)     $ (3,906)
                                                                      ---------      ---------      --------
Adjustments to  reconcile  net income  (loss) to net
 cash  provided by (used in)
  operating activities:
     Depreciation and amortization....................                       60             64            86
     Provision for estimated uncollectible sales and
     recourse obligations............................                     1,706          1,500           712
     Contract valuation discount, net of amortization.                      279             30            19
     Net (gain) loss on sale of property, plant
       and equipment..................................                       35            (19)          (34)
     Extraordinary gain on settlement related to the
       Marco refund obligation........................                     (331)          (702)          -0-
(Increase) decrease in assets and increase (decrease)
   in liabilities:
     Gross contracts receivable plus deductions from
      reserves........................................                   (3,349)          (936)          (13)
     Mortgages and other receivables..................                       29            830         2,513
     Land and land improvements.......................                      844             (8)          646
     Housing completed or under construction and other.                       5             44            15
     Prepaid expenses and other........................                      71           (154)          181
     Accounts payable, accrued expenses and other......                   1,461          1,244           377
     Customers' deposits...............................                      38             32          (329)
     Allowance for Marco permit costs..................                  (1,018)          (846)           11
     Deferred revenue..................................                  (1,001)        (1,702)       (2,771)
                                                                      ---------      ---------      --------
         Total adjustments and changes.................                  (1,171)          (623)        1,413
                                                                      ---------      ---------      --------
Net cash provided by (used in) operating activities....               $  (2,067)     $  (2,826)     $ (2,493)
                                                                      =========      =========      ========


Supplemental disclosure of non-cash investing and financing activities:

Assets  assigned or conveyed as a reduction of accrued  expenses, mortgages and notes payable and settlement of Marco refund
 obligation:
 Contracts and mortgages receivable (net).............                $     -0-      $      -0-     $     50
                                                                      =========      ==========     ========
Reduction of accrued interest as a result of the
  capitalization of interest to principal.............                $     -0-      $    4,200     $    -0-
                                                                      =========      ==========     ========
Reduction of accrued interest and mortgage notes
  payable as a result of an exchange of
  land and property...................................                $     -0-      $    2,694     $    -0-
                                                                      =========      ==========     ========
Reduction of property, plant and equipment as a result
  of exchange of debt.................................                $     -0-      $      112     $    -0-
                                                                      =========      ==========     ========
Reduction of land as a result of an exchange of debt..                $     -0-      $      674     $    -0-
                                                                      =========      ==========     ========
Reduction of accrued expenses as a result of the
  settlement of an obligation with a prior landlord...                $     -0-      $      500     $    -0-
                                                                      =========      ==========     ========
Common Stock issued for reduction of long-term debt...                $     -0-      $      -0-     $  1,140
                                                                      =========      ==========     ========
Common stock issued for Marco permit costs............                $      30      $      101     $    236
                                                                      =========      ==========     ========



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

     The Company has incurred a loss from operations for 1994 of $3,906,000, for 1995 of $2,905,000 and for 1996 of $1,227,000, resulting in a stockholders' deficiency of $17,879,000 as of December 31, 1996. The Company has continued to experience liquidity problems, causing it to be unable to fully meet certain contractual obligations, primarily relating to the repayment of debt, payment of real estate taxes and the completion of improvements. The Company must obtain additional financing to accomplish the objectives of satisfying or substantially reducing its current debt obligations and provide the financial stability that will allow the Company to accomplish the objectives of a successful business plan.

     Following the completion of the restructuring of its bank debt in 1992 (see
Note 5), the Company commenced the implementation of its business plan by undertaking a new marketing program which included the Company's re-entry into the single-family housing business. To accomplish the objectives of its business plan required the Company to obtain financing during 1995 and 1996 and will require the Company to obtain additional financing in 1997. The transactions described in Note 5 with Selex International, B.V., a Netherlands corporation ("Selex"), Yasawa Holdings, N.V., a Netherlands Antilles corporation ("Yasawa"), and their affiliates provided the Company with a portion of its financing requirements enabling the Company to commence implementation of the marketing program and attempt to accomplish the objectives of its business plan, but additional financing will be required in 1997. Selex, Yasawa and their affiliates are uncertain as to whether they will provide any further funds to the Company. While the Company, together with Selex, Yasawa and their affiliates, is seeking third parties to provide financing for the Company and, as part of any such transaction, Selex, Yasawa and their affiliates have indicated their willingness to sell or restructure all or a portion of their loans and Common Stock in the Company, such financing has not yet become available. As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its escrow account obligations to the State of Florida, Department of Business Regulation, Division of Land Sales, Condominiums and Mobile Homes (the "Division") pursuant to the Company's 1992 Consent Order with the Division (the "1992 Consent Order"), its obligation to pay certain real estate taxes, and its obligation to make required payments under loans from Selex, Yasawa and their affiliates. (See Notes 5 and 8.)

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

     The Company sells homesites under installment contracts which provide for payments over periods ranging from 2 to 10 years. Sales of homesites are recorded under the percentage-of-completion method in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("FASB No. 66"). Since 1991, the Company has not recognized a sale until it has received 20% of the contract sales price. During 1996 and 1995, approximately 94% and 72% respectively, of sales were through a single independent dealer in New York.

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

     Bulk land sales are recorded and profit is recognized in accordance with FASB No. 66. Bulk land sales of approximately $315,000 are included in gross land sales for the year ended December 31, 1994.

     Sales of houses and vacation ownership units, as well as all related costs and expenses, are recorded at the time of closing.

     Interest costs directly related to, and incurred during, a project's construction period are capitalized. No interest has been capitalized in 1994, 1995 and 1996.

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

     In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of" ( SFAS No. 121), long-lived assets, such as inventories and property, plant and equipment to be held and used are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. During 1996, SFAS No. 121 was adopted with no material impact to the Company.

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

                    THE DELTONA CORPORATION AND SUBSIDIARIES


2.   Contracts and Mortgages Receivable

     At December 31, 1996, interest rates on contracts receivable outstanding ranged from 5% to 12% per annum (weighted average approximately 8.2%). The approximate principal maturities of contracts receivable were:

                                                                      December 31,
                                                                           1996
                                                                     --------------
                                                                     (in thousands)
               1997.................................................  $ 1,566
               1998.................................................    1,562
               1999.................................................    1,470
               2000.................................................    1,248
               2001.................................................    1,098
               2002 and thereafter..................................    3,544
                                                                      -------
                    Total...........................................  $10,488
                                                                      =======


     If a regularly scheduled payment on a contract remains unpaid 30 days after its due date, the contract is considered delinquent. Aggregate delinquent contracts receivable at December 31, 1996 and 1995 approximate $910,000 and $1,360,000, respectively.

     Information with respect to interest rates and average contract lives used in valuing new contracts receivable generated from sales follows:


                                                        Average            Average Stated      Discounted
                           Years ended                   Term              Interest Rate        to Yield
                         ---------------               ---------           ---------------     -----------

          December 31, 1996.............                89 months             7.8%                 13.5%
          December 31, 1995.............                92 months             8.2%                 13.5%
          December 31, 1994.............                92 months             8.4%                 13.5%


     In December, 1992, as described above, the Company sold $10,800,000 of contracts and mortgages receivable to an affiliate of Yasawa at face value, applying the proceeds therefrom to reduce the Company's bank loan, which had been acquired by Yasawa.

     In March, 1993 the Company transferred $1,600,000 in contracts and mortgages receivable, generating approximately $1,059,000 in proceeds to the Company, which was used for working capital, and the creation of a holdback account in the amount of $150,000. As of December 31, 1996 the balance of the holdback account was $118,000.

     In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000, respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts and mortgages receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things, require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest

                    THE DELTONA CORPORATION AND SUBSIDIARIES

2.       Contracts and Mortgages Receivable - (Continued)

(approximately $2,183,000 as of December 31, 1996). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables assigned the portfolio to a third party, who now owns the portfolio and will service and collect the receivables. The Company is unable to determine what effect this will have, if any, on future cancellations, since it is unable to determine how the bankruptcy or the servicing and collection procedures of the third party will impact the customers' determination to continue to pay under those contracts. The Company has fully reserved for the amount of the holdback account and the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. In 1996, the Company replaced $293,000 in delinquent receivables. As of December 31, 1996 and 1995, $1,087,000 and $611,000 in receivables were delinquent, respectively.

     The Company was the guarantor of approximately $11,319,000 of contracts receivable sold or transferred as of December 31, 1996, for the transactions described above, and had $118,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date. During 1995, a provision of $650,000 was established for the Company's obligation under the recourse provisions of which $491,000 remains at December 31, 1996. The Company has been in compliance with all receivable transactions since the consummation of sales.

     The Company anticipates that it will be necessary to complete additional sales and/or financings of a portion of its receivables in 1997. There can be no assurance, however, that such sales and/or financings can be accomplished.

3.       Inventories

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows:


                                                            December 31,   December 31,
                                                                1996           1995
                                                            ------------   ------------
                                                                          (in thousands)
     Unimproved Land..................................      $    420       $    444
     Land in various stages of development............         3,708          4,014
     Fully improved land..............................         6,159          6,673
                                                            --------       --------
                  Total...............................      $ 10,287       $ 11,131
                                                            ========       ========


     Land and land improvements include approximately $202,000 of land placed in the Marco Island and Marco Shores trusts for the Marco refund program as of December 31, 1996 and 1995 (see Note 9). Other inventories consists primarily of vacation ownership units completed.

                    THE DELTONA CORPORATION AND SUBSIDIARIES

4.       Property, Plant and Equipment

     Property, plant and equipment and accumulated depreciation consist of the following:


                                                  December 31, 1996            December 31, 1995
                                             ---------------------------   ---------------------------
                                                            Accumulated                   Accumulated
                                             Cost           Depreciation   Cost           Depreciation
                                             --------       ------------   -------        ------------
                                                                   (in thousands)

     Land and land improvements.........     $     74       $    -0-       $    74        $   -0-
     Other buildings, improvements and
       furnishings......................        1,013            717         1,257            877
     Construction and other equipment...          713            670         1,509          1,453
                                             --------       --------       -------        -------
         Total..........................     $  1,800       $  1,387       $ 2,840        $ 2,330
                                             ========       ========       =======        =======


     Depreciation charged to operations for the years ended December 31, 1996, 1995 and 1994 was approximately $60,000, $64,000 and $86,000, respectively. In 1996 the Company evaluated its property, plant and equipment and wrote off approximately $1,044,000 in obsolete equipment and furniture, resulting in a loss of $40,000.


5.       Mortgages and Similar Debt

     Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries.

     The Company, Selex and Yasawa entered into loan modification agreements in which all accrued interest was converted into non-interest bearing principal at the earlier of the maturity date or the default date. Accordingly, at December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal. The loans were also modified to formalize the elimination of the default interest rate provisions in each of the applicable loan agreements.

     The following table presents information with respect to mortgages and similar debt (in thousands):


                                                            December 31,        December 31,
                                                                1996               1995
                                                            ------------        ----------
     Mortgage Notes Payable .........................       $ 18,707            $ 16,717
         Other Loans.................................          3,661               3,661
                                                            --------            --------
              Total mortgages and similar debt.......       $ 22,368            $ 20,378
                                                            ========            ========


     Included in Mortgage Notes Payable are the First Selex Loan ($2,722,000 as of December 31, 1996), the Third Selex Loan ($3,816,000 as of December 31,
1996), the Yasawa Loan ($5,829,000 as of December 31, 1996) and the Second Yasawa Loan ($6,340,000 as of December 31, 1996). Other loans include the $1,656,000 Empire note and the $2,005,000 Scafholding Loan.

                    THE DELTONA CORPORATION AND SUBSIDIARIES

5.       Mortgages and Similar Debt - (Continued)

     These mortgage notes payable and other loans are in default as of December 31, 1996 due to the non-payment of principal and interest. The lenders have not taken any other action as a result of these defaults.

     On June 19, 1992, Selex loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial 18 months of the Loan and interest payments due quarterly thereafter. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, as modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of December 31, 1996, the Company was in default of the First Selex Loan.

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

                    THE DELTONA CORPORATION AND SUBSIDIARIES

5.       Mortgages and Similar Debt - (Continued)

     On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of December 31, 1996); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

     The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, when only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. As of December 31, 1996, $6,362,000 in principal and accrued interest was in default under the Yasawa Loan.

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

     From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. The Second Conquistador Acquisition, discussed below, closed on May 22, 1995, provided a reduction of the debt due and payable under the Third Selex Loan. As of December 31, 1996, the remaining balance of $4,155,000 in principal and accrued interest remained unpaid and in default.

                    THE DELTONA CORPORATION AND SUBSIDIARIES

5.       Mortgages and Similar Debt - (Continued)

     In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses, including payment of certain real estate taxes, and effectuate settlements with the Company's principal creditors. As of December 31, 1996, an aggregate amount of $6,012,000 had been advanced to the Company under the Second Yasawa Loan and the balance of $6,752,000 in principal and accrued interest remains unpaid.

     On May 22, 1995, the Company closed a transaction with Conquistador (the "Second Conquistador Acquisition") for the sale of an administration building and a multi-family site in the Company's St. Augustine Shores community as well as the remaining lot inventory in the Company's FeatherNest community at Marion Oaks in consideration for the satisfaction of $2,599,300 of principal and accrued interest on the Second and Third Selex Loans. In a separate transaction which also closed on the same date, the Company sold to Conquistador (the "Third Conquistador Acquisition") four single family residential lots in the St. Augustine Shores community for $100,000 in cash. These transactions were accounted for in accordance with generally accepted accounting principles for these types of related party transactions. Accordingly, the resulting gain of $1,900,000 was treated as a contribution of capital and recorded directly to capital surplus.

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

     At December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal pursuant to an agreement with the lenders. Through December 31, 1996, $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option, the Second Selex Loan was repaid in full, $1,380,900 in principal was repaid under the Third Selex Loan, and $136,000 in principal and $346,000 in accrued interest was repaid under the Yasawa loan. As of December 31, 1996, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $24,147,000, including accrued interest of $1,778,000, all of which are in default, including approximately $8,845,000, which is owed to Selex, including accrued interest of approximately $650,500 (10% per annum on the First Selex Loan, 11% per annum on the Third Selex Loan and 12% per annum on the Empire Note assigned to Selex); approximately $13,114,000, which is owed to Yasawa, including accrued interest of approximately $945,000 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $2,188,000, which is owed to an affiliate of Yasawa, including accrued interest of approximately $183,000 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

                    THE DELTONA CORPORATION AND SUBSIDIARIES



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

     For the years ended December 31, 1996 and 1995, the Company had a net loss for tax purposes and, as a result, there was no tax payable or refundable and there was no change in the net deferred tax asset. Accordingly, there was no tax provision for such years.

     As of December 31, 1996, the Company had a net deferred tax asset of approximately $22,356,000 which primarily resulted from the tax effect of the Company's net operating loss carryforward of $16,489,000 and losses on subsidiaries sold in prior years of $3,960,000. A valuation allowance of $22,356,000 has been established against the net deferred tax asset.

     As of December 31, 1995, the Company had a net deferred tax asset of approximately $23,615,000 which primarily resulted from the tax effect of the Company's net operating loss carryforward of $17,561,000 and losses on subsidiaries sold in prior years of $3,960,000. A valuation allowance of $23,615,000 has been established against the net deferred tax asset.

     The Company's regular net operating loss carryover for tax purposes is estimated to be $42,740,000 at December 31, 1996, of which $11,022,000 was
available  through  1999,  $364,000  through  2002,   $9,189,000  through  2005,
$4,780,000 through 2006,  $5,029,000 through 2008,  $5,402,000 through 2009, and the remainder through 2011. In addition to the net operating loss carryover, investment tax credit carryovers of approximately $116,000, which expire from 1997 through 2001, are available to reduce federal income tax liabilities only after the net operating loss carryovers have been utilized.

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

7.       Liability for Improvements

     The Company has an obligation to complete land improvements upon deeding which, depending on contractual provisions, typically occurs within 90 to 120 days after the completion of payments by the customer. The estimated cost to complete improvements to lots and tracts from which sales have been made at December 31, 1996 and 1995 was approximately $15,152,000 and $15,666,000 (as adjusted for the 1992 Consent Order), respectively. The foregoing estimates reflect the Company's current development plans at its communities (see Note 8). These estimates include estimated development obligations applicable to sold lots of approximately $1,134,000 and $1,295,000, respectively, a liability to provide title insurance and deeding costing $1,139,000 and $1,217,000, respectively, and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $880,000 and $1,150,000, respectively, all of which are included in deferred revenue. Included in cash at December 31, 1996 and December 31, 1995, are escrow

                    THE DELTONA CORPORATION AND SUBSIDIARIES

7. Liability for Improvements - (Continued)

deposits of $360,000 and $489,000, respectively, restricted for completion of improvements in certain of the Company's communities.

     In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of December 31, 1996, approximately 84% of the customers whose lots are currently undeveloped have opted to exchange. The Company's goal is to eliminate its development obligation (with the exception of its road maintenance obligations in Marion Oaks) under the 1992 Consent Order through this exchange program and settlement of all remaining maintenance and improvements obligations in Citrus Springs through a final agreement with Citrus County (entered into in May 1995).

     The anticipated expenditures for land improvements, title insurance and deeding to complete areas from which sales have been made through December 31, 1996 are as follows:


                                                             December 31, 1996
                                                            ------------------
                                                              (in thousands)
                      1997....................................   $    689
                      1998....................................      1,135
                      1999....................................      1,192
                      2000+...................................     12,136
                                                                 --------
                           Total..............................   $ 15,152
                                                                 ========


8.       Commitments and Contingent Liabilities

     Total rental expense for the years ended December 31, 1996, December 31, 1995 and December 31, 1994 was approximately $148,000, $172,000 and $773,000, respectively.

     The Company has no real estate leases that extend beyond 2000. Estimated rental expense under these leases is expected to be approximately $148,000 annually. The Company has no material equipment leases.

     Homesite  sales  contracts  provide  for the return of all  monies  paid in
(including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto. The aggregate amount of all monies paid in (including paid-in interest) on all homesite contracts having outstanding contractual obligations (primarily to complete improvements) at December 31, 1996 was approximately $5,121,000.

     As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, the Company, in February, 1980, entered into a Consent Order with the Division which provided a program for notifying affected customers. The Consent Order, which was restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills community, the transfer of development obligations to core growth areas of the community); various options which may be selected by affected purchasers; a schedule for completing certain

                    THE DELTONA CORPORATION AND SUBSIDIARIES


8.       Commitments and Contingent Liabilities - (Continued)

improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka Group Incorporated ("Topeka"), which purchased the Company's utilities in 1989, Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company. The Consent Order also required the establishment of an improvement escrow account as assurance for completing such improvement obligations.

     In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain receivables and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of December 31, 1996, approximately 84% of the customers whose lots are currently undeveloped have opted to exchange or were otherwise resolved. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

     The Company's goal is to eliminate its development obligation (with the exception of its maintenance obligation in Marion Oaks) under the 1992 Consent Order through this exchange program and settlement of all remaining maintenance and improvements obligations in Citrus Springs through a final agreement with Citrus County (entered into in May 1995). Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building.

     Based upon the Company's experience with affected customers, the Company believes that the total refunds arising from delays in completing improvements will not materially exceed the amount provided for in the consolidated financial statements. Approximately $5,000 of the provision for the total refunds relating to the delays of improvements remained in accrued expenses and other at December 31, 1996.

     As of December 31, 1996, the Company had estimated development obligations of approximately $1,134,000 on sold property, an estimated liability to provide title insurance and deeding costing $1,139,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $880,000, all of which are included in deferred revenue. The total cost to complete improvements at December 31, 1996 to lots subject to the 1992 Consent Order, including the previously mentioned obligations, and to all lots, sold and unsold, including the St. Augustine Shores community, was estimated to be approximately $15,152,000. As of December 31, 1996 and December 31, 1995 the Company had in escrow approximately $360,000 and $489,000, respectively, specifically for land improvements at certain of its Central and North Florida communities.

                    THE DELTONA CORPORATION AND SUBSIDIARIES


8.       Commitments and Contingent Liabilities - (Continued)

     The Company's continuing liquidity problems have precluded the timely payment of the full amount of its real estate taxes. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Delinquent real estate taxes aggregated approximately $2,371,000 as of December 31, 1996.

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

     In the action styled Lee Su Wen Ni et. al. v. The Deltona Corporation and Scafholding B.V., Case No. 95-4422-CA-E, filed in the Circuit Court of Marion County, Florida on October 11, 1995, the plaintiff alleges that the liquidated damages provision in the Company's installment contracts for the sale of its properties is unenforceable under Florida Law and contests the method utilized by the Company to calculate actual damages in the event of contract cancellations. As part of the complaint, the plaintiff is seeking certification as a class action, as well as unspecified compensatory damages, together with interest, costs and fees. The Company filed a Motion to Dismiss in response to the plaintiff's complaint. The trial court dismissed the claim of the class representative against the Company and against Scafholding B.V. An appeal from that dismissed is pending. There has been no ruling by the appellate court. In the event that this appeal is successful and if, class certification is authorized, and if the Company is not successful in its defenses, a substantial claim could be asserted against the Company.

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

     On July 20, 1982, the Company entered into an agreement with the State of Florida and various state and local agencies (the "Settlement Agreement"), endorsed by various environmental interest groups, to resolve pending litigation and administrative proceedings relative to the Marco permitting issues. The Settlement Agreement became effective when,

                    THE DELTONA CORPORATION AND SUBSIDIARIES

9.       Marco Island-Marco Shores Permits - (Continued)

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

     In September, 1996 the Company satisfied all remaining obligations under the Settlement Agreement resulting in an additional gain of $331,000.

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

     On December 2, 1992, the Company entered into a Warrant Exercise and Debt Reduction Agreement with Yasawa, providing for the number of shares issuable upon acquisition of the Warrants by Yasawa and the exercise of such Warrants by Yasawa to be increased from 277,387 shares of Common Stock to 289,637 shares of Common Stock, and adjusting the exercise price to an aggregate of approximately $314,000. On December 11, 1992, following the acquisition of the Company's bank loan and the Warrants by Gram and the immediate transfer of the bank loan and the Warrants by Gram to Yasawa, Yasawa exercised the Warrants in exchange for debt reduction credit to the Company of approximately $314,000.

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

     On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (41.9% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of December 31, 1996).

      Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The net loss and the average number of shares of Common Stock and common stock equivalents used to calculate earnings (loss) per share for 1996, 1995 and 1994 were $(896,000), $(2,203,000) and $(3,906,000) and 6,729,648, 6,699,923 and
6,668,765, respectively.

                    THE DELTONA CORPORATION AND SUBSIDIARIES


11.      Business Segments

                                                                              Years ended
                                             ----------------------------------------------------------------------------------
                                             December 31,   December 31,        December 31,        December 31,   December 25,
                                                1996             1995              1994               1993            1992
                                             ------------   -------------       -------------       ------------   ------------
                                                                                (in thousands)
     Revenues
     Real estate:
      Net land sales(a).........             $  4,296       $  2,394            $  2,058            $  2,432       $  2,092
      Housing revenues..........                1,202          1,383               2,543                 344            -0-
      Improvement revenues(b)...                1,008          1,052               1,214               4,725          2,404
      Interest income(c)........                1,464          1,019               1,046               1,197          3,584
      Other.....................                  -0-            -0-                 -0-                  67            -0-
                                             --------       --------            --------            --------       --------
         Total real estate......                7,970          5,848               6,861               8,765          8,080
     Other(d)...................                  963          1,030               1,832               3,447          4,372
     Intersegment sales(e)......                 (283)          (190)               (152)               (113)          (235)
                                             --------       --------            --------            --------       --------
         Total..................             $  8,650       $  6,688            $  8,541            $ 12,099       $ 12,217
                                             ========       ========            ========            ========       ========
     Operating profits (losses)
     Real estate................             $  3,077       $  1,377            $  1,055            $ (3,073)      $  1,486
     Other......................                  443            341               1,032                 279          2,209
     General corporate expense..               (2,966)        (2,981)             (4,147)             (4,721)        (7,057)
     Interest expense...........               (1,781)        (1,642)             (1,847)             (1,257)        (3,356)
     Income (loss) from
      continuing operations
      before income taxes
      and extraordinary items...             $ (1,227)      $ (2,905)           $ (3,906)           $ (8,772)      $ (6,718)
                                             ========       ========            ========            ========       ========


                                      Real
                                                            Estate         Other     Corporate      Total
                                                            --------       --------- ---------      ---------
     Identifiable assets........             1996           $ 18,864       $    502  $     56       $ 19,422
                                             1995             18,623            289        268        19,180
                                             1994             21,515            248        346        22,109

     Depreciation expense.......             1996           $     38       $      5  $     17       $     60
                                             1995                 34              5        25             64
                                             1994                 49              8        29             86

     Capital expenditures.......             1996           $      2       $    -0-  $      2       $      4
                                             1995                 24            -0-        19             43
                                             1994                -0-            -0-        26             26


-----------------------
(a) Net land sales consist of gross land sales less estimated uncollectible installment sales and contract valuation discount and, prior to 1992, deferred revenue (see Notes 1, 2 and 7 to Consolidated Financial Statements).

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


                 SUPPLEMENTAL UNAUDITED QUARTERLY FINANCIAL DATA
                    (in thousands, except per share amounts)


                                                            Extraordinary
                                   (Loss)                   Item: Gain on
                                   From                     Settlement
                                   Operations               Relating to
                                   Before    (Loss)         the            Net
                                   Income    From           Marco Refund   Income
                    Revenues       Taxes     Operations     Obligation     (Loss)
                    ---------      --------  ----------     ------------   -----------
1996
  First....         $  2,017       $   (404) $   (404)      $    -0-       $   (404)
  Second...         $  2,251       $   (179) $   (179)      $    -0-       $   (179)
  Third....         $  2,607       $   (151) $   (151)      $    331       $    180
  Fourth...         $  1,775       $   (493) $   (493)      $    -0-       $   (493)
                    --------       --------  --------       --------       --------
Total......         $  8,650       $ (1,227) $ (1,227)      $    331       $   (896)
                    ========       ========  ========       ========       ========

1995
  First....         $  1,829       $   (667) $   (667)      $    702       $     35
  Second...            1,920           (363)     (363)           -0-           (363)
  Third....            1,218           (743)     (743)           -0-           (743)
  Fourth...            1,721         (1,132)   (1,132)           -0-         (1,132)
                    --------       --------  ---------      --------       --------
Total......         $  6,688       $ (2,905) $ (2,905)      $    702       $(2,203)
                    ========       ========  ========       ========       ========

1994
  First....         $  1,831       $ (1,802) $ (1,802)      $    -0-       $(1,802)
  Second...            1,740         (1,072)   (1,072)           -0-        (1,072)
  Third....            2,105           (791)     (791)           -0-          (791)
  Fourth...            2,865           (241)     (241)           -0-          (241)
                    --------       --------  --------       --------       =======
Total......         $  8,541       $ (3,906) $ (3,906)      $    -0-       $(3,906)
                    ========       ========  ========       ========       =======



Earnings (Loss) Per Share
                                                            Extraordinary  Net Income
                                   Operations                   Items        (Loss)
                                   -----------              -------------  ----------
1996
  First......................      $  (.06)                 $    -0-       $  (.06)
  Second.....................      $  (.03)                 $    -0-       $  (.03)
  Third......................      $  (.02)                 $    .05       $   .03
  Fourth.....................      $  (.07)                 $    -0-       $  (.07)
                                   -------                  --------       -------
Total........................      $  (.18)                 $    .05       $  (.13)
                                   =======                  =========      =======

1995
  First......................      $  (.10)                 $    .10       $   -0-
  Second.....................         (.05)                      -0-          (.05)
  Third......................         (.11)                      -0-          (.11)
  Fourth.....................         (.17)                      -0-          (.17)
                                   -------                  --------       -------
Total........................      $  (.43)                 $    .10       $  (.33)
                                   =======                  ========       =======

1994
  First......................      $  (.28)                 $    -0-       $  (.28)
  Second.....................         (.16)                      -0-          (.16)
  Third......................         (.12)                      -0-          (.12)
  Fourth.....................         (.04)                      -0-          (.04)
                                    -------                 --------       -------
Total........................      $  (.59)(a)              $    -0-       $  (.59)
                                   ========                 ========       ========


-------------------

          (a) Total shown does not agree with earnings per share set forth in the Company's Statement of Consolidated Operations for the year ended December 31, 1994 due to differences in the calculation of the weighted average number of shares outstanding at the end of each quarter during the year.


ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      1.   Financial Statements

         See Item 8, Index to Consolidated Financial Statements and Supplemental Data.


(a)      2.   Financial Statement Schedules
                                                                     Page
                                                                    -------
         Independent Auditors' Report..................                57


         Schedule VIII - Valuation and qualifying
          accounts for the three years ended
         December 31, 1996.............................                58



All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto or the 1997 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, incorporated herein by reference.


(a)      3.   Exhibits

         See the Exhibit Index included herewith.


(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed for the year ended December 31, 1996.

                          INDEPENDENT AUDITORS' REPORT





TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THE DELTONA
CORPORATION:


         We have audited the consolidated financial statements of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 25, 1997 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's ability to continue as a going concern), included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in
Item 14(a)2 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
March 25, 1997

                                                                  SCHEDULE VIII

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                                                 Additions
                                                                                                 Charged to
Those Valuation and Qualifying Accounts     Balance at        Revenues,         Deductions       Balance at
Which are Deducted in the Balance Sheet     Beginning         Costs, and           from            End of
  from the Assets to Which They Apply       of Period          Expenses          Reserves          Period
---------------------------------------     ----------        ----------        ----------       ----------

Year ended December 31, 1996

  Allowance for uncollectible contracts(a)..$ 1,629           $  1,706          $   906          $ 2,429
                                            =======           ========          ========         =======

  Unamortized contract valuation discount(b)$   829           $    535          $   800          $ 1,094
                                            =======           =========         ========         =======

Year ended December 31, 1995

  Allowance for uncollectible contracts(a)..$ 1,373           $   850           $   594          $ 1,629
                                            =======           ========          =======          =======

  Unamortized contract valuation discount(b)$   913           $   379           $   463          $   829
                                            =======           =======           =======          =======
Year ended December 31, 1994

  Allowance for uncollectible contracts(a)..$ 1,456           $   712           $   795          $ 1,373
                                            =======           =======           =======          =======
  Unamortized contract valuation discount(b)$   895           $   223           $   205          $   913
                                            =======           =======           =======          =======
  Unamortized mortgage valuation discount(d)$   100           $   -0-           $   100          $   -0-
                                            =======           =======           =======          =======


------------

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

THE DELTONA CORPORATION
  (Company)


By      /s/ Donald O. McNelley                         DATE: March 25, 1997
     -----------------------------
     Donald O. McNelley, Treasurer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.



       /s/  Antony Gram
     ------------------------------
     Antony Gram, Chairman of the
      Board of Directors & Chief
      Executive Officer


       /s/ Neil E. Bahr
     ------------------------------
      Neil E. Bahr, Director


       /s/Earle D. Cortright, Jr.
     ------------------------------
     Earle D. Cortright, Jr.,
      President, Chief Operating
      Officer & Director


       /s/George W. Fischer
     ------------------------------
     George W. Fischer, Director


      /s/Rudy Gram
     ------------------------------
     Rudy Gram, Director

      /s/Thomas B. McNeill
     ------------------------------
     Thomas B. McNeill, Director                           DATE: March 25, 1997