Form 10-Q
period 1997-06-30
DELTONA CORP
filed 1997-08-04
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ending June 30, 1997
                                                  -------------
                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________ to _______

                          Commission file number 1-4719
                                                 ------

                             THE DELTONA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         59-0997584
--------------------------------------------------------------------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

 999 BRICKELL AVENUE, SUITE 700, MIAMI, FLORIDA               33131
--------------------------------------------------------------------------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code         (305) 579-0999
                                                  ------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 6,734,939 shares of common stock, $1 par value, excluding treasury stock, as of June 30, 1997.

                          PART I FINANCIAL INFORMATION
                          ============================

ITEM I.   FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                  --------------------------------------------
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
               ---------------------------------------------------
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                      ------------------------------------
                                 ($000 Omitted)

                                                       June 30,       December 31,
                                                         1997            1996
                                                       --------      ------------
Cash and temporary cash investments,
 including escrow deposits and restricted
 cash of $600 in 1997 and $845 in 1996...............  $      67      $     907
                                                       ---------      ---------
Contracts receivable for land sales - net............      8,006          6,965
                                                       ---------      ---------
Mortgages and other receivables - net................         31            384
                                                       ---------      ---------

Inventories (b):
 Land and land improvements..........................      9,953         10,287
 Other...............................................         99             99
                                                       ---------      ---------
         Total inventories...........................     10,052         10,386
                                                       ---------      ---------

Property, plant, and equipment at cost - net.........        393            413
                                                       ---------      ---------
Prepaid expenses and other...........................        273            367
                                                       ---------      ---------
         Total.......................................  $  19,711      $  19,422
                                                       =========      =========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

Mortgages and similar debt(c):
 Mortgage notes payable..............................  $  18,707      $  18,707
 Other loans ........................................      3,661          3,661
                                                       ---------      ---------
   Total mortgages and similar debt..................     22,368         22,368

Accounts payable, accrued expenses,
 customers' deposits.................................      8,877          7,169
Allowance for Marco permit costs (d).................          0              0
Deferred revenue.....................................      6,946          7,764
                                                       ---------      ---------
         Total liabilities...........................     38,191         37,301
                                                       ---------      ---------

Commitments and contingencies (d):
 Stockholders' equity (deficiency):
  Common stock, $1 par value -
  authorized 15,000,000 shares;
  outstanding: 1997 and 1996 -
  6,734,939 shares and 6,734,572
  shares (excluding 12,228 shares
  held in treasury in 1997 and 1996).................      6,735          6,734
 Capital surplus.....................................     44,715         44,714
 Accumulated deficit.................................    (69,930)       (69,327)
                                                       ---------      ---------
         Total stockholders' (deficiency)............    (18,480)       (17,879)
                                                       ---------      ---------
                  Total..............................  $  19,711      $  19,422
                                                       =========      =========


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
            ---------------------------------------------------------
                            FOR THE PERIODS INDICATED
                            -------------------------
                     ($000 Omitted Except Per Share Amounts)


                                                 Six Months Ended            Three Months Ended
                                             -----------------------       -----------------------
                                             June 30,       June 30,       June 30,       June 30,
                                               1997           1996           1997          1996
                                             --------       --------       --------       --------
Revenues (a):
 Net land sales.......................       $  2,091       $  2,121       $    962       $  1,073
 House and apartment sales............            562            607            241            243
 Recognized improvement
  revenue/ prior period
  sales...............................             76            647            577            516
 Interest income......................             67            537            349            293
 Other revenues.......................            270            356            162            126
                                             --------       --------       --------       --------
     Total............................          4,363          4,268          2,291          2,251
                                             --------       --------       --------       --------
Costs and expenses (a):
 Cost of sales and
  improvements........................          1,265          1,352             63            684
 Selling, general and
  administrative and other
  expenses............................          2,783          2,636          1,368          1,305
 Interest expense (c)(e)..............             91            863            461            441
                                             --------       --------       --------       --------
     Total............................          4,966          4,851          2,465          2,430
                                             --------       --------       --------       --------

Loss from operations .................           (603)          (583)          (174)          (179)
                                             --------       --------       --------       --------
Net Income (Loss).....................       $   (603)      $   (583)      $   (174)      $   (179)
                                             ========       ========       ========       ========
Earning (Loss) per share:
 From operations......................       $   (.09)      $   (.09)      $   (.03)      $   (.03)
                                             --------       --------       --------       --------
Net Income (Loss).....................       $   (.09)      $   (.09)      $   (.03)      $   (.03)
                                             ========       ========       ========       ========
Number of common and common
 equivalent shares....................       6,734,932      6,726,042      6,734,939      6,729,142
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

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE SIX MONTHS ENDED
                            ------------------------
                         JUNE 30, 1997 AND JUNE 30, 1996
                         -------------------------------
                                 ($000 Omitted)

                                                        Six Months Ended
                                                       -------------------
                                                       June 30,   June 30,
                                                         1997       1996
                                                       -------   ---------

Cash flows from operating activities..............     $  (236)  $    (952)
                                                       -------   ---------
Cash flows from investing activities:
  Proceeds from sale of property, plant
  and equipment...................................           3           5
 Payment for acquisition and construction
  of property plant and equipment.................          (2)         (2)
                                                       -------   ---------
Net cash provided by (used in) investing
 activities.......................................           1           3
                                                       -------   ---------

Cash flows from financing activities:
  New borrowings..................................           0       1,100
  Repayment of borrowings.........................           0          (6)
                                                       -------   ---------

Net cash provided by (used in) financing
 activities.......................................           0       1,094
                                                       -------   ---------

Net increase (decrease) in cash and
 temporary cash investments (including
 escrow deposits and restricted cash).............        (235)        145

Cash and temporary cash investments at
 December 31, 1996 and December 31, 1995..........         907         982
                                                       -------   ---------

Cash and temporary cash investments at
 June 30, 1997 and June 30, 1996..................     $   672   $   1,127
                                                       =======   =========

Supplemental disclosure of non
 cash investing and financing activities:

Common Stock issued for Marco Settlement..........     $     1   $      20
                                                       =======   =========

See Notes to Unaudited Condensed Consolidated Financial Statements. Certain amounts have been reclassified for comparative purposes.

                                        4

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE SIX MONTHS ENDED
                            ------------------------
                         JUNE 30, 1997 AND JUNE 30, 1996
                         -------------------------------
                                 ($000 Omitted)


                                                          Six Months Ended
                                                       -----------------------
                                                        June 30,      June 30,
                                                          1997          1996
                                                       ---------      --------
Reconciliation of net income (loss)
 to net cash provided by (used in)
 operating activities:

  Net loss..........................................   $   (603)      $   (583)
                                                       --------       --------

Adjustments  to reconcile  net loss
 to net cash provided by (used in) operating activities:

  Depreciation and amortization.....................         28             25
  Provision for estimated uncollectible sales-net...        782            816
  Contract valuation discount, net of amortization..        157            213
  Net Gain on sale of property, plant &
    equipment.......................................         (3)            (5)
  Net change in assets and liabilities..............       (597)        (1,418)
                                                       --------       --------
         Total adjustments..........................   $    367       $   (369)
                                                       --------       --------

  Net cash provided by (used in) operating
         activities..................................  $   (236)      $   (952)
                                                       ========       ========

                                        5

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                                  JUNE 30, 1997
                                  -------------


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


(b)      INVENTORIES

         Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):


                              Land and Improvements
                              ---------------------

                                                      June 30,        December 31,
                                                        1997             1996
                                                     ---------        ------------
         Unimproved land.............................$    415         $    421
         Land in various stages of
          development................................   3,724            3,708
         Fully improved land.........................   5,814            6,159
                                                     --------         --------
                  Total..............................$  9,953         $ 10,288
                                                     ========         ========


         Other inventories consists primarily of vacation ownership units completed.


(c)      MORTGAGES AND SIMILAR DEBT

         On June 19,  1992,  Selex  loaned  the  Company  the sum of  $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community. The Loan matured on June 15, 1996, with the entire unpaid balance now due and payable and bearing interest at the rate of 10% per annum. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, as modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of June 30, 1997, the Company was in default of the First Selex Loan.

         One million dollars of the proceeds from the First Selex Loan was used by the Company to acquire certain commercial and multi-family properties at the Company's St. Augustine Shores community at their net appraised value, from Marcel Muyres and certain entities affiliated with Mr. Muyres and Cornelis Zwaans. Namely, (i) $416,000 was used to acquire 48 undeveloped condominium units (twelve 4 unit building sites) and 4 completed (and rented) condominium units from Conquistador Development Corporation ("Conquistador"), in which Messrs. Zwaans and Muyres serve as directors, as well as President and Secretary/Treasurer, respectively; (ii) $485,000 was used to acquire 4 commercial lots from Swan, in which Messrs. Zwaans and Muyres also served as directors, as well as President and Secretary, respectively; and (iii) approximately $99,000 was used to reacquire, from Mr. Muyres, all of his rights, title and interest in that certain contracts with the Company for the purchase of a commercial tract in St. Augustine Shores, Florida. None of the commercial and multi-family property acquired by the Company from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres collateralizes the First Selex Loan. In March, 1994, Conquistador exercised its right to repurchase certain multi-family property from the Company (which right had been granted in connection with the June, 1992 Selex transaction) at a price of $312,000, of which $260,000 was paid in cash to the Company and $52,000 was applied to reduce interest due to Selex under the Second Selex Loan (the "First Conquistador Acquisition").

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

         On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of June 30, 1997); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

         The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, when only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. As of June 30, 1997, $6,625,000 in principal and accrued interest was in default under the Yasawa Loan.

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

         From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. The Second Conquistador Acquisition, discussed below, closed on May 22, 1995, provided a reduction of the debt due and payable under the Third Selex Loan. As of June 30, 1997, the remaining balance of $4,323,000 in principal and accrued interest remained unpaid and in default.

         In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses, including payment of certain real estate taxes, and effectuate settlements with the Company's principal creditors. As of June 30, 1997, an aggregate amount of $6,012,000 had been advanced to the Company under the Second Yasawa Loan and the balance of $6,994,000 in principal and accrued interest remains unpaid.

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

         As previously stated, Messrs. Muyres and Zwaans also served as directors and executive officers of M&M First Coast Realty ("M&M"). The Company had leased certain office space to M&M at its St. Augustine Shores community pursuant to a Lease Agreement dated August 10, 1990. A payment of approximately $21,300 in delinquent rental payments was made on May 22, 1995 upon the closing of the Second Conquistador Acquisition, which included the sale of the St. Augustine Administration Building.

         At December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal. Through June 30, 1997, $1,140,000 in principal was repaid under the First Selex Loan through the exercise of the above described Option, the Second Selex Loan was repaid in full, $1,380,900 in principal was repaid under the Third Selex Loan, and $135,900 in principal and $346,000 in accrued interest was repaid under the Yasawa loan. As of June 30, 1997, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $25,064,000, including interest, all of which are in default, including approximately $9,166,000, which is owed to Selex, including accrued and unpaid interest of approximately $972,000 (10% per annum on the First Selex Loan, 11% per annum on the Third Selex Loan and 12% per annum on the Empire Note assigned to Selex); approximately

         $13,619,000, which is owed to Yasawa, including accrued and unpaid interest of approximately $1,450,000 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $2,278,000, which is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $274,000 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.


(d)  COMMITMENTS AND CONTINGENCIES

         Homesite sales contracts provide for the return of all monies paid in (including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto. The aggregate amount of all monies paid in
         (including paid-in interest) on all homesite contracts having outstanding contractual obligations (primarily to complete improvements) at June 30, 1997 was approximately $5,163,000.

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

         In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain receivables and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of June 30, 1997, approximately 84% of the customers whose lots are currently undeveloped have opted to exchange or were otherwise resolved. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

         The Company's goal is to eliminate its development obligation (with the exception of its maintenance obligation in Marion Oaks) under the 1992 Consent Order through this exchange program. All remaining maintenance and improvements obligations in Citrus Springs were settled through a final agreement with Citrus County. Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building.

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


(e)      CAPITALIZED INTEREST

         The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $918,000 and $863,000, none was capitalized for the three months ended June 30, 1997 and June 30, 1996, respectively.


(f)      EARNINGS OR LOSS PER SHARE

         Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The earnings (loss) and the average number of shares of Common Stock and common stock equivalents used to calculate earnings per share for the six months ended June 30, 1997 and June 30, 1996 were $(603,000) and $(583,000) and 6,734,932 and 6,726,042, respectively, and for the second quarters of 1997 and 1996 were $(174,000) and $(179,000) and 6,734,939 and 6,729,142, respectively.

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

As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, to convert the Selex Loan, or any portion thereof, into a maximum of 850,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). However, on September 14, 1992, Selex formally waived and relinquished its right to exercise the Option as to 250,000 shares of the Company's Common Stock to enable the Company to settle certain litigation involving the Company through the issuance of approximately
250,000 shares of the Company's Common Stock to the claimants, without jeopardizing the utilization of the Company's net operating loss carryforward. On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (41.9% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of June 30, 1997).

Pursuant to the Selex transaction, $1,000,000 of the proceeds from the First Selex Loan was used by the Company to acquire certain commercial and multi-family properties at the Company's St. Augustine Shores community at their net appraised value, from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres. Namely, (i) $416,000 was used to acquire 48 undeveloped condominium units (twelve 4 unit building sites) and 4 completed (and rented) condominium units from Conquistador, in which Messrs. Zwaans and Muyres served as directors, as well as President and Secretary/Treasurer, respectively; (ii) $485,000 was used to acquire 4 commercial lots from Swan Development Corporation ("Swan"), in which Messrs. Zwaans and Muyres also serve as directors, as well as President and Secretary, respectively; and (iii) approximately $99,000 was used to reacquire, from Mr. Muyres, all of his rights, title and interest in a certain contract with the Company for the purchase of a commercial tract in St. Augustine Shores, Florida. None of the commercial land and multi-family property acquired by the Company from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres collateralizes the First Selex Loan. In March, 1994, Conquistador exercised its right to repurchase certain of the multi-family property from the Company (which right had been granted in connection with the June, 1992 transaction) at a price of $312,000, of which $260,000 was paid in cash to the Company and $52,000 was applied to reduce interest due to Selex under the Second Selex Loan (the "First Conquistador Acquisition").

In December, 1992, Mr. Gram, a director of the Company and beneficial owner of the Common Stock of the Company held by Selex, acquired all of the Company's outstanding bank debt and then assigned same to Yasawa, of which Mr. Gram is also the beneficial owner. Yasawa simultaneously completed a series of transactions with the Company which involved the transfer of certain assets to Yasawa or its affiliated companies, the acquisition by Yasawa of 289,637 shares of the Company's Common Stock through the exercise of warrants previously held by the banks, the provision of a $1,500,000 line of credit to the Company and the restructuring of the remaining debt as a $5,106,000 Yasawa Loan. The principal balance of the Yasawa Loan is $4,765,000 as of June 30, 1997. On April 30, 1993, Selex loaned the Company an additional amount of $1,000,000 pursuant to the Second Selex Loan and since July 1, 1993 made further loans to the Company aggregating $4,400,000 under the Third Selex Loan. The Second Selex Loan has been satisfied and principal of $1,380,900 has been repaid under the Third Selex Loan through June 30, 1997. As of June 30, 1997, Yasawa has loaned the Company an additional sum of $6,012,000 pursuant to the Second Yasawa Loan. As a consequence of these transactions, as of June 30, 1997, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $25,064,000, including interest.

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totaling $6,012,000 as of June 30, 1997, to meet the Company's minimum working capital requirements, to pay a portion of delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $3,345,000 as of June 30, 1997; non-payment of these delinquent taxes may adversely affect the financial condition of the Company.

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


RESULTS OF OPERATIONS
---------------------

For the six months ended June 30, 1997 and June 30, 1996.

Revenues
--------

Total revenues were $4,363,000 for the first six months of 1997 compared to $4,268,000 for the comparable 1996 period. For the second quarter of 1997 total revenues were $2,291,000 compared to $2,251,000 for the comparable 1996 period.

Gross land sales were $3,165,000 for the first six months of 1997 versus $3,274,000 for the first six months of 1996. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) decreased to $2,091,000 for the first six months of 1997 from $2,121,000 for the first six months of 1996. For the three months ended June 30, 1997 net land sales decreased to $962,000 from $1,073,000 for the comparable year ago period.

There were no bulk land sales for the first six months of 1997 or 1996. In light of the Company's diminished bulk land sales inventory it is anticipated that the Company will produce a negligible volume of bulk land sales. See "Liquidity and Capital Resources -- Mortgages and Similar Debt".

Housing revenues were $562,000 for the six months ended June 30, 1997 compared to $607,000 for the same period in 1996. Housing revenues decreased due to the lack of working capital to fund an advertising and promotional program. Revenues are not recognized from housing sales until the completion of construction and passage of title.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):


                                        Six Months Ended    Three Months Ended
                                       -------------------  ------------------
                                        June 30,  June 30,  June 30,  June 30,
                                          1997      1996      1997      1996
                                       ---------  --------  --------  --------

         Gross Land Sales:
         Retail Sales*                  $  3,165  $ 3,274   $  1,483  $  1,707
                                        --------  -------   --------  --------

         Housing Sales:
         Vacation Ownership                    0        8          0         8
         Single Family                       562      599        241       235
                                        --------  -------   --------  --------
                  Total                      562      607        241       243
                                        --------  -------   --------  --------
                  Total Real Estate     $  3,727  $ 3,881   $  1,724  $  1,950
                                        ========  =======   ========  ========

---------------------
 * New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the six months ended June 30, 1997 and June 30, 1996 were $2,856,000 and $3,657,000, respectively, and $1,168,000 and $1,922,000 for the second quarters of 1997 and 1996, respectively. The Company had a backlog of approximately $1,502,000 in unrecognized sales as of June 30, 1997. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $761,000 for the first six months of 1997 ($577,000 for the second quarter 1997), as compared to $647,000 for the first six months of 1996 ($515,000 for the second quarter 1996). Due to the Company's financial condition, the Company has done minimal development work in the last two year.

Interest income was $679,000 for the first six months of 1997 as compared to $537,000 for the first six months of 1996. This increase is the result of higher contracts receivable balances. For the second quarters of 1997 and 1996, interest income was $349,000 and $293,000, respectively.

Other revenues were $270,000 as compared to $356,000 for the six months ended June 30, 1997 and June 30, 1996, respectively. For the second quarters of 1997 and 1996, other revenues were $162,000 and $126,000, respectively. Other revenues for 1997 were generated principally by the Company's title insurance and real estate brokerage subsidiaries. In 1996 the Company recorded a gain of approximately $136,000 representing contracts receivables returned to the Company from a previous sale of receivables.


Costs and Expenses
------------------

Costs and expenses for the first six months of 1997 were $4,966,000 compared to $4,851,000 for the same period in 1996. For the second quarters of 1997 and 1996, costs and expenses totaled $2,465,000 and $2,430,000, respectively. Cost of sales totaled $1,265,000 for the six months ended June 30, 1997 compared to $1,352,000 for the six months ended June 30, 1996. For the second quarters of 1997 and 1996, cost of sales were $636,000 and $684,000 respectively.

Commissions, advertising and other selling expenses totaled $1,250,000 for the six months ended June 30, 1997 compared to $1,105,000 for the six months ended June 30, 1996. This increase is the result of higher commission expenses. Advertising and promotional expenditures increased to $349,000 from $304,000 for the six month period of 1997 versus 1996. For the second quarter of 1997, commissions, advertising and other selling expenses totaled $591,000, compared to $560,000 for the 1996 second quarter. Advertising and promotional expenditures increased to $152,000 from $145,000 for the second quarter period of 1997 versus 1996.

General and administrative expenses were $891,000 for the first six months of 1997 compared to $905,000 for the first six months of 1996. For the second quarter of 1997, general and administrative expenses were $429,000 compared to $432,000 in 1996. General and administrative expenses have remained constant from period to period.

Real estate tax expense was $642,000 for the first six months of 1997 and $627,000 for the same period of 1996. Real estate tax expense for the second quarter of 1997 was $337,000 versus $312,000 for the second quarter of 1996. Included in real estate tax expense is interest and administrative fees on delinquent taxes, which accrue interest at 18% per annum.

Interest expense for the first six months of 1997 was $918,000, compared to $863,000 for the first six months of 1996. Interest expense for the second quarter of 1997 was $461,000, compared to $441,000 for the second quarter of 1996. No interest has been capitalized since the first quarter of 1994 since the Company did minimal land development work at its communities.


Net Income (Loss)
-----------------

The Company reported a net loss of $603,000 for the six months ended June 30, 1997 as compared to a net loss of $583,000 for the six months ended June 30, 1996. For the second quarter of 1997, a net loss of $174,000 was reported compared to a net loss of $179,000 for the second quarter of 1996.

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

The following table presents information with respect to mortgages and similar debt (in thousands):

                                                             Years Ended
                                                       ---------------------------
                                                       June 30,       December 31,
                                                         1997            1996

                  Mortgage Notes Payable........       $ 18,707       $ 18,707
                  Other Loans...................          3,661          3,661
                                                       --------       --------
                  Total Mortgages and
                  Similar Debt..................       $ 22,368       $ 22,368
                                                       ========       ========

Included in Mortgage Notes Payable is the First Selex Loan of $2,722,000, the Third Selex Loan of $3,816,000, the Yasawa Loan of $5,829,000 and the Second Yasawa Loan of $6,340,000. Other loans include the $1,656,000 Empire note and the $2,005,000 Scafholding Loan.

These mortgage notes payable and other loans are in default as of June 30,1997 due to the non-payment of principal and interest. The lenders have not taken any other action as a result of these defaults.

On June 19, 1992, Selex loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial 18 months of the Loan and interest payments due quarterly thereafter. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, as modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of June 30,1997, the Company was in default of the First Selex Loan.

One million dollars of the proceeds from the First Selex Loan was used by the Company to acquire certain commercial and multi-family properties at the Company's St. Augustine Shores community at their net appraised value, from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres. Namely,
(i) $416,000 was used to acquire 48 undeveloped condominium units (twelve 4 unit building sites) and 4 completed (and rented) condominium units from Conquistador Development Corporation ("Conquistador"), in which Messrs. Zwaans and Muyres serve as directors, as well as President and Secretary/Treasurer, respectively;
(ii) $485,000 was used to acquire 4 commercial lots from Swan, in which Messrs. Zwaans and Muyres also served as directors, as well as President and Secretary, respectively; and (iii) approximately $99,000 was used to reacquire, from Mr. Muyres, all of his rights, title and interest in that certain contracts with the Company for the purchase of a commercial tract in St. Augustine Shores, Florida. None of the commercial and multi-family property acquired by the Company from Mr. Muyres and certain entities affiliated with Messrs. Zwaans and Muyres collateralizes the First Selex Loan. In March, 1994, Conquistador exercised its right to repurchase certain multi-family property from the Company (which right had been granted in connection with the June, 1992 Selex transaction) at a price of $312,000, of which $260,000 was paid in cash to the Company and $52,000 was applied to reduce interest due to Selex under the Second Selex Loan (the "First Conquistador Acquisition").

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

On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital;
(v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of June 30, 1997); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, when only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. As of June 30, 1997, $6,625,000 in principal and accrued interest was in default under the Yasawa Loan.

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

From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. The Second Conquistador Acquisition, discussed below, closed on May 22, 1995, provided a reduction of the debt due and payable under the Third Selex Loan. As of June 30, 1997, the remaining balance of $4,323,000 in principal and accrued interest remained unpaid and in default.

In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses, including payment of certain real estate taxes, and effectuate settlements with the Company's principal creditors. As of June 30, 1997, an aggregate amount of $6,012,000 had been advanced to the Company under the Second Yasawa Loan and the balance of $6,994,000 in principal and accrued interest remains unpaid.

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

As previously stated, Messrs. Muyres and Zwaans also served as directors and executive officers of M&M First Coast Realty ("M&M"). The Company had leased certain office space to M&M at its St. Augustine Shores community pursuant to a Lease Agreement dated August 10, 1990. A payment of approximately $21,300 in delinquent rental payments was made on May 22, 1995 upon the closing of the Second Conquistador Acquisition, which included the sale of the St.
Augustine Administration Building.

At December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal. As of June 30, 1997, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $25,064,000, including interest, all of which are in default, including approximately $9,166,000, which is owed to Selex, including accrued and unpaid interest of approximately $972,000 (10% per annum on the First Selex Loan, 11% per annum on the Third Selex Loan and 12% per annum on the Empire Note assigned to Selex); approximately $13,619,000, which is owed to Yasawa, including accrued and unpaid interest of approximately $1,450,000 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $2,278,000, which is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $274,000 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totaling $6,012,000 as of June 30, 1997, to meet the Company's minimum working capital requirements, to pay a portion of delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $3,345,000 as of June 30, 1997; non-payment of these delinquent taxes may adversely affect the financial condition of the Company.

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

In March, 1993 the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount $150,000. As of June 30, 1997, the balance of the holdback account was approximately $118,000.

In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,388,000 as of December 31, 1995). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company is unable to determine what effect this will have, if any, on future cancellations, since it is unable to determine how the bankruptcy or the subsequent sale of the portfolio will impact servicing and collection procedures and the customers' determination to continue to pay under those contracts. The Company has fully reserved for the amount of the holdback account and the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. In 1996, the Company replaced $293,000 in delinquent receivables. As of June 30, 1997, $984,000 were delinquent.

The Company was the guarantor of approximately $9,041,000 of contracts receivable sold or transferred as of June 30, 1997, for the transactions described above, and had $118,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions which $1,184,000 remains at June 30, 1997. The Company has been in compliance with all receivable transactions since the consummation of sales.

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

In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain receivables and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of June 30, 1997, approximately 84% of the customers whose lots are currently undeveloped have opted to exchange or were otherwise resolved. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

The Company's goal is to eliminate its development obligation (with the exception of its maintenance obligation in Marion Oaks) under the 1992 Consent Order through this exchange program. All remaining maintenance and improvements obligations in Citrus Springs were settled through a final agreement with Citrus County. Pursuant to the 1992 Consent Order, the Company has limited the sale of single-family lots to lots which front on a paved street and are ready for immediate building.

The Company's continuing liquidity problems have precluded the timely payment of the full amount of its real estate taxes. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Delinquent real estate taxes aggregated approximately $3,345,000 as of June 30, 1997.

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

On September 30, 1988, the Company entered into an agreement with Citrus County, Florida to establish the procedure for transferring final maintenance responsibilities for roads in the Company's Citrus Springs subdivision to Citrus County. The agreement obligated the Company to complete certain remedial work on previously completed improvements within the Citrus Springs subdivision by June 1, 1991. The Company was unable to complete this work by the specified date and negotiated another agreement with Citrus County for the transfer of final maintenance responsibility for the roads to the County. This final agreement was entered into in May 1995. All payments to Citrus County required under the final agreement were completed in May, 1997.

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totaling $6,012,000 as of June 30, 1997, to meet the Company's minimum working capital requirements, to pay a portion of delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $3,345,000 as of June 30, 1997; non-payment of these delinquent taxes may adversely affect the financial condition of the Company.

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

                           PART II - OTHER INFORMATION
                           ===========================



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed by the Company  during the quarter ended June 30, 1997.

                                    SIGNATURE
                                    ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE DELTONA CORPORATION



Date: August  4, 1997                         By: /s/Donald O. McNelley
      ---------------                             ---------------------
                                                  Donald O. McNelley
                                                  Treasurer
                                                  (Principal Financial Officer)