Form 10-Q/A
period 1997-06-30
DELTONA CORP
filed 1997-08-07
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q/A

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
                      ------------------------------------
                                 ($000 Omitted)

                                                       June 30,       December 31,
                                                         1997            1996
                                                       --------      ------------
Cash and temporary cash investments,
 including escrow deposits and restricted
 cash of $600 in 1997 and $845 in 1996...............  $     672      $     907
                                                       ---------      ---------
Contracts receivable for land sales - net............      8,006          6,965
                                                       ---------      ---------
Mortgages and other receivables - net................        315            384
                                                       ---------      ---------

Inventories (b):
 Land and land improvements..........................      9,953         10,287
 Other...............................................         99             99
                                                       ---------      ---------
         Total inventories...........................     10,052         10,386
                                                       ---------      ---------

Property, plant, and equipment at cost - net.........        393            413
                                                       ---------      ---------
Prepaid expenses and other...........................        273            367
                                                       ---------      ---------
         Total.......................................  $  19,711      $  19,422
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
                            -------------------------
                     ($000 Omitted Except Per Share Amounts)


                                                 Six Months Ended            Three Months Ended
                                             -----------------------       -----------------------
                                             June 30,       June 30,       June 30,       June 30,
                                               1997           1996           1997          1996
                                             --------       --------       --------       --------
Revenues (a):
 Net land sales.......................       $  2,091       $  2,121       $    962       $  1,073
 House and apartment sales............            562            607            241            243
 Recognized improvement
  revenue/ prior period
  sales...............................            761            647            577            516
 Interest income......................            679            537            349            293
 Other revenues.......................            270            356            162            126
                                             --------       --------       --------       --------
     Total............................          4,363          4,268          2,291          2,251
                                             --------       --------       --------       --------
Costs and expenses (a):
 Cost of sales and
  improvements........................          1,265          1,352            636            684
 Selling, general and
  administrative and other
  expenses............................          2,783          2,636          1,368          1,305
 Interest expense (c)(e)..............            918            863            461            441
                                             --------       --------       --------       --------
     Total............................          4,966          4,851          2,465          2,430
                                             --------       --------       --------       --------

Loss from operations .................           (603)          (583)          (174)          (179)
                                             --------       --------       --------       --------
Net Income (Loss).....................       $   (603)      $   (583)      $   (174)      $   (179)
                                             ========       ========       ========       ========
Earning (Loss) per share:
 From operations......................       $   (.09)      $   (.09)      $   (.03)      $   (.03)
                                             --------       --------       --------       --------
Net Income (Loss).....................       $   (.09)      $   (.09)      $   (.03)      $   (.03)
                                             ========       ========       ========       ========
Number of common and common
 equivalent shares....................       6,734,932      6,726,042      6,734,939      6,729,142
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



                                             THE DELTONA CORPORATION



Date: August  7, 1997                         By: /s/Donald O. McNelley
      ---------------                             ---------------------
                                                  Donald O. McNelley
                                                  Treasurer
                                                  (Principal Financial Officer)