Form 10-Q
period 1997-09-30
DELTONA CORP
filed 1997-11-13
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ending September 30, 1997
                                               ------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________ to _______

                          Commission file number 1-4719
                                                 ------
                             The Deltona Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          59-0997584
-------------------------------------------------------------------------------
   State of other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                       Identification Number)

 999 Brickell Avenue, Suite 700, Miami, Florida                 33131
-------------------------------------------------------------------------------
   (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code          (305) 579-0999
                                                   ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 6,734,939 shares of common stock, $1 par value, excluding treasury stock, as of September 30, 1997.

                          PART I - FINANCIAL INFORMATION
                          ==============================

ITEM I.           FINANCIAL STATEMENTS.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                 -----------------------------------------------
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                    ----------------------------------------
                                 ($000 Omitted)



                                                     September 30,     December 31,
                                                         1997              1996
                                                     -------------     ------------

                                     ASSETS
                                     ------

Cash and temporary cash investments,
 including escrow deposits and restricted
 cash of $776 in 1997 and $981 in 1996...............$      819        $     907
                                                     ----------        ---------
Contracts receivable for land sales - net............     8,101            6,965
                                                     ----------        ---------
Mortgages and other receivables - net................       322              384
                                                     ----------        ---------

Inventories (b):
 Land and land improvements..........................     9,860           10,287
 Other...............................................        99               99
                                                     ----------        ---------
         Total inventories...........................     9,959           10,386
                                                     ----------        ---------

Property, plant, and equipment at cost - net.........       381              413
                                                     ----------        ---------
Prepaid expenses and other...........................       287              367
                                                     ----------        ---------
         Total.......................................$   19,869        $  19,422
                                                     ==========        =========



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
              -----------------------------------------------------

Mortgages and similar debt(c):
 Mortgage notes payable..............................$   18,845        $  18,707
 Other loans ........................................     3,661            3,661
                                                     ----------        ---------
   Total mortgages and similar debt..................    22,506           22,368

Accounts payable, accrued expenses,
 customers' deposits.................................     9,670            7,169
Allowance for Marco permit costs (d).................         0                0
Deferred revenue.....................................     6,800            7,764
                                                     ----------        ---------
         Total liabilities...........................    38,976           37,301
                                                     ----------        ---------

Commitments and contingencies (d):
 Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares;  outstanding:  1997
  and 1996 - 6,734,939 shares and 6,734,572
  shares (excluding 12,228 shares held
  in treasury in 1997 and 1996)......................     6,735            6,734
 Capital surplus.....................................    44,715           44,714
 Accumulated deficit.................................   (70,557)         (69,327)
                                                     ----------        ---------
         Total stockholders' (deficiency)............   (19,107)         (17,879)
                                                     ----------        ---------
                  Total..............................$   19,869        $  19,422
                                                     ==========        =========



                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
            ---------------------------------------------------------
                            FOR THE PERIODS INDICATED
                            -------------------------
                     ($000 Omitted Except Per Share Amounts)



                                         Nine Months Ended                 Three Months Ended
                                    ----------------------------       ----------------------------
                                     Sept.  30,       Sept.  30,        Sept.  30,       Sept.  30,
                                        1997             1996              1997             1996
                                    -----------      -----------       -----------       ----------
Revenues (a):
 Net land sales.....................$   2,947        $   3,526         $     856        $   1,405
 House and apartment sales..........      787              875               225              267
 Recognized improvement
  revenue/ prior period
  sales.............................      908              874               147              227
 Interest income....................    1,009            1,083               330              546
 Other revenues.....................      343              518                73              162
                                    ---------        ---------         ---------        ---------
     Total..........................    5,994            6,876             1,631            2,607
                                    ---------        ---------         ---------        ---------

Costs and expenses (a):
 Cost of sales and
  improvements......................    1,770            2,076               505              725
 Selling, general and
  administrative and other
  expenses..........................    4,068            4,244             1,285            1,580
 Interest expense (c)(e)............    1,386            1,316               468              453
                                    ---------        ---------         ---------        ---------
     Total..........................    7,224            7,636             2,258            2,758
                                    ---------        ---------         ---------        ---------
Loss from operations before
         extraordinary item.........   (1,230)            (760)             (627)            (151)
                                    ---------        ---------         ---------        ---------
Extraordinary Item:
 Gain on settlement related to the
   Marco refund obligation..........        0              331                 0              331
                                    ---------        ---------         ---------        ---------
Net Income (Loss)...................$  (1,230)       $    (429)        $    (627)       $     180
                                    =========        =========         =========        =========
Earning (Loss) per share:
 From operations....................$    (.18)       $    (.11)        $    (.09)       $    (.02)
                                    ---------        ---------         ---------        ---------
 From extraordinary item............$       0        $     .05         $       0        $     .05
                                    ---------        ---------         ---------        ---------
Net Income (Loss)...................$    (.18)       $    (.06)        $    (.09)       $     .03
                                    =========        =========         =========        =========
Number of common and common
 equivalent shares..................6,734,928        6,728,157         6,734,939        6,732,341
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


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE NINE MONTHS ENDED
                            -------------------------
                    SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                    -----------------------------------------
                                 ($000 Omitted)



                                                       Nine Months Ended
                                                     ----------------------
                                                     Sept.  30,   Sept. 30,
                                                        1997         1996
                                                     ----------  ----------

Cash flows from operating activities..............   $   (227)   $ (1,871)
                                                     --------    --------

Cash flows from investing activities:
  Proceeds from sale of property, plant
  and equipment...................................          3           5
 Payment for acquisition and construction
  of property plant and equipment.................         (2)         (5)
                                                     --------    --------
Net cash provided by (used in) investing
 activities.......................................          1           0
                                                     --------    --------

Cash flows from financing activities:
  New borrowings..................................        138       1,918
  Repayment of borrowings.........................          0          (6)
                                                     --------    --------

Net cash provided by (used in) financing
 activities.......................................        138       1,912
                                                     --------    --------

Net increase (decrease) in cash and
 temporary cash investments (including
 escrow deposits and restricted cash).............        (88)         41

Cash and temporary cash investments at
 December 31, 1996 and December 31, 1995..........        907         982
                                                     --------    --------

Cash and temporary cash investments at
 September 30, 1997 and September 30, 1996........   $    819    $  1,023
                                                     ========    ========

Supplemental disclosure of non cash
 investing and financing activities:

Common Stock issued for Marco Settlement..........   $      1    $     31
                                                     ========    ========


See Notes to Unaudited Condensed Consolidated Financial Statements. Certain amounts have been reclassified for comparative purposes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE NINE MONTHS ENDED
                            -------------------------
                    SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                    -----------------------------------------
                                 ($000 Omitted)



                                                         Nine Months Ended
                                                     --------------------------
                                                     Sept.  30,       Sept. 30,
                                                        1997             1996
                                                     ----------       ---------
Reconciliation of net income (loss)
 to net cash provided by (used in)
 operating activities:

  Net loss.......................................... $ (1,230)         $   (429)
                                                     --------          --------

Adjustments  to reconcile  net loss
 to net cash  provided by (used in)
 operating activities:

  Depreciation and amortization.....................       52                40
  Provision for estimated uncollectible sales-net...    1,068             1,394
  Contract valuation discount, net of amortization..      178               249
  Net Gain on sale of property, plant &
    equipment.......................................       (3)               (5)
  Net Gain on settlement related to Marco
    refund obligation...............................        0              (331)
  Net change in assets and liabilities..............     (292)           (2,789)
                                                     --------          --------
         Total adjustments.......................... $  1,003          $ (1,442)
                                                     --------          --------

  Net cash provided by (used in) operating
         activities................................. $   (227)         $ (1,871)
                                                     ========          ========




                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                               SEPTEMBER 30, 1997
                               ------------------


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


(b)      INVENTORIES

         Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):


                              Land and Improvements
                              ---------------------

                                                      September 30,    December 31,
                                                          1997            1996
                                                     -------------     -----------

         Unimproved land.............................$    415          $    421
         Land in various stages of
          development................................   3,880             3,708
         Fully improved land.........................   5,565             6,159
                                                     --------          --------
                  Total..............................$  9,860          $ 10,288
                                                     ========          ========

         Other inventories   consists  primarily  of  vacation  ownership  units
         completed.


(c)      MORTGAGES AND SIMILAR DEBT

         On June 19, 1992, Selex International B.V., a Netherlands corporation ("Selex") loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community. The Loan matured on June 15, 1996, with the entire unpaid balance now due and payable and bearing interest at the rate of 10% per annum. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, as modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of September 30, 1997, the Company was in default of the First Selex Loan.

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

         On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of September 30, 1997); and (x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

         The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, at which time only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. As of September 30, 1997, $6,759,000 in principal and accrued interest was in default under the Yasawa Loan.

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

         From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. The Second Conquistador Acquisition, discussed below, which closed on May 22, 1995, provided a reduction of the debt due and payable under the Third Selex Loan. As of September 30, 1997, the remaining balance of $4,408,000 in principal and accrued interest remained unpaid and in default.

         In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses, including payment of certain real estate taxes, and effectuate settlements with the Company's principal creditors. As of September 30, 1997, an aggregate amount of $6,149,500 had been advanced to the Company under the Second Yasawa Loan and the balance of $7,256,500 in principal and accrued interest remains unpaid.

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

         At December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal. Through September 30, 1997, $1,380,900 in principal was repaid under the First Selex Loan through the exercise of the above described Option, the Second Selex Loan was repaid in full, $1,380,900 in principal was repaid under the Third Selex Loan, and $135,900 in principal and $346,000 in accrued interest was repaid under the Yasawa loan. As of September 30, 1997, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $25,670,000, including interest, all of which are in default, including approximately $4,329,700, which is owed to Selex, including accrued and unpaid interest of approximately $1,135,500 (10% per annum on the First Selex Loan, 11% per annum on the Third Selex Loan and 12% per annum on the Empire Note assigned to Selex);

         approximately $14,015,600, which is owed to Yasawa, including accrued and unpaid interest of approximately $1,708,800 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $2,324,500, which is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $319,500 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

         On November 4, 1997, the Company's stockholders approved an Agreement to reduce its $25.3 million debt obligation with its lenders (the "August 19, 1997 Agreement"). See Part II, Item 5. Other Information.


(d)  COMMITMENTS AND CONTINGENCIES

         Homesite sales contracts provide for the return of all monies paid in (including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto. The aggregate amount of all monies paid in
         (including paid-in interest) on all homesite contracts having outstanding contractual obligations (primarily to complete improvements) at September 30, 1997 was approximately $5,086,000.

         As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, the Company, in February, 1980, entered into a Consent Order with the Division of Florida Land Sales, Condominiums and Mobile Homes (the "Division") which provided a program for notifying affected customers. The Consent Order, which was restated and amended, provided a program for notifying affected customers of the anticipated delays in the completion of improvements (or, in the case of purchasers of unbuildable lots in certain areas of the Company's Sunny Hills community, the transfer of development obligations to core growth areas of the community); various options which may be selected by affected purchasers; a schedule for completing certain improvements; and a deferral of the obligation to install water mains until requested by the purchaser. Under an agreement with Topeka Group Incorporated ("Topeka"), which purchased the Company's utilities in 1989, Topeka's utility companies have agreed to furnish utility service to the future residents of the Company's communities on substantially the same basis as such services were provided by the Company. The Consent Order also required the establishment of an improvement escrow account as assurance for completing such improvement obligations.

         In June, 1992, the Company entered into a Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated (the "1992 Consent Order"). Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain receivables and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of September 30, 1997, approximately 84% of the customers whose lots are currently undeveloped have opted to exchange or were otherwise resolved. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

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

(e)      CAPITALIZED INTEREST

         The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $1,386,000 and $1,316,000, none was capitalized for the nine months ended September 30, 1997 and September 30, 1996, respectively.

(f)      EARNINGS OR LOSS PER SHARE

         Earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The earnings (loss) and the average number of shares of Common Stock and common stock equivalents used to calculate earnings (loss) per share for the nine months ended September 30, 1997 and September 30, 1996 were $(1,230,000) and $(429,000) and 6,734,928 and 6,728,157,
         respectively, and for the third quarters of 1997 and 1996 were $(627,000) and $180,000 and 6,734,939 and 6,732,341, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



On June 19, 1992, the Company completed a transaction with Selex International B.V., a Netherlands corporation ("Selex"), which resulted in a change in control of the Company. Under the transaction, Selex loaned the Company $3,000,000 collateralized by a first mortgage on certain of the Company's property in its St. Augustine Shores, Florida community (the "First Selex Loan"). The First Selex Loan initially bears interest at the rate of 10% per annum with a term of four years and payment of interest deferred for the first 18 months.

In conjunction with the First Selex Loan: (i) Empire of Carolina, Inc. ("Empire") sold Selex its 2,220,066 shares of the Company's Common Stock and assigned Selex its $1,000,000 Note from the Company, with $225,000 of interest accrued thereon; (ii) Maurice A. Halperin, Chairman of the Board of Empire and former Chairman of the Board of the Company, forgave payment of the $200,000 salary due him for the period of April, 1990 through April, 1991, which was in arrears; and (iii) certain changes occurred in the composition of the Company's Board of Directors. Namely, the six directors serving on the Company's Board who were previously designated by Empire resigned and four Selex designees (Messrs. Marcellus H.B. Muyres, Antony Gram, Cornelis van de Peppel and Cornelis L.J.J. Zwaans) were elected to serve as directors in their stead. Mr. Muyres was appointed Chairman of the Board and Chief Executive Officer of the Company. These directors, as well as Leonardus G.M. Nipshagen, a Selex designee, were then elected as directors at the Company's 1992 Annual Meeting. In November, 1995, Messrs. Muyres, van de Peppel, Nipshagen and Zwaans resigned their board seats.

As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, to convert the Selex Loan, or any portion thereof, into a maximum of 850,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). However, on September 14, 1992, Selex formally waived and relinquished its right to exercise the Option as to 250,000 shares of the Company's Common Stock to enable the Company to settle certain litigation involving the Company through the issuance of approximately
250,000 shares of the Company's Common Stock to the claimants, without jeopardizing the utilization of the Company's net operating loss carryforward. On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (41.9% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of September 30,
1997).

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

In December, 1992, Mr. Gram, a director of the Company and beneficial owner of the Common Stock of the Company held by Selex, acquired all of the Company's outstanding bank debt and then assigned same to Yasawa, of which Mr. Gram is also the beneficial owner. Yasawa simultaneously completed a series of transactions with the Company which involved the transfer of certain assets to Yasawa or its affiliated companies, the acquisition by Yasawa of 289,637 shares of the Company's Common Stock through the exercise of warrants previously held by the banks, the provision of a $1,500,000 line of credit to the Company and the restructuring of the remaining debt as a $5,106,000 Yasawa Loan. The principal balance of the Yasawa Loan is $5,829,000 as of September 30, 1997. On April 30, 1993, Selex loaned the Company an additional amount of $1,000,000 pursuant to the Second Selex Loan and since July 1, 1993 made further loans to the Company aggregating $4,400,000 under the Third Selex Loan. The Second Selex Loan has been satisfied and principal of $1,380,900 has been repaid under the Third Selex Loan through September 30, 1997. As of September 30, 1997, Yasawa has loaned the Company an additional sum of $6,149,500 pursuant to the Second Yasawa Loan. As a consequence of these transactions, as of September 30, 1997, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $25,670,000, including interest.

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

On March 10, 1994,  the Company was advised that Selex filed an Amendment to its
Schedule 13D with the Securities and Exchange Commission (the "Commission"). In the Amendment, Selex reported that it, together with Yasawa and their affiliates, were uncertain as to whether they would provide any further funds to the Company. The Amendment further stated that Selex, Yasawa and their affiliates were seeking third parties to provide financing for the Company and that as part of any such transaction, they would be willing to sell or restructure all or a portion of their loans and Common Stock in the Company.

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totaling $6,149,500 as of September 30, 1997, to meet the Company's minimum working capital requirements, to pay a portion of delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

On November 4, 1997, the Company's stockholders approved an Agreement to reduce its $25.3 million debt obligation with its lenders (the "August 19, 1997 Agreement"). See Part II, Item 5. Other Information.

The Company will continue to seek third party financing to meet its working capital requirements. As part of the August 19, 1997 Agreement, approved by the Board of Directors and subsequently the stockholders on November 4, 1997, the lenders agreed to purchase future contracts receivable at 65% of face value, with recourse, as a source of working capital for the Company. See Part II,
Item 5. Other Information.

As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $3,120,000 as of September 30, 1997; non-payment of these delinquent taxes may adversely affect the financial condition of the Company. As part of the August 19, 1997 Agreement, the Company will use a portion of the proceeds of the $7,500,000 sale of contracts receivable to pay a majority of the delinquent real estate taxes.


RESULTS OF OPERATIONS
---------------------

For the nine months ended September 30, 1997 and September 30, 1996.

Revenues
--------

Total revenues were $5,994,000 for the first nine months of 1997 compared to $6,876,000 for the comparable 1996 period. For the third quarter of 1997 total revenues were $1,631,000 compared to $2,607,000 for the comparable 1996 period.

Gross land sales were $4,402,000 for the first nine months of 1997 versus $5,569,000 for the first nine months of 1996. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) decreased to $2,947,000 for the first nine months of 1997 from $3,526,000 for the first nine months of 1996. For the three months ended September 30, 1997 net land sales decreased to $856,000 from $1,405,000 for the comparable year ago period.

There were no bulk land sales for the first nine months of 1997 or 1996. In light of the Company's diminished bulk land sales inventory it is anticipated that the Company will produce a negligible volume of bulk land sales. See "Liquidity and Capital Resources -- Mortgages and Similar Debt".

Housing revenues were $787,000 for the nine months ended September 30, 1997 compared to $875,000 for the same period in 1996. Housing revenues decreased due to the lack of working capital to fund an advertising and promotional program. Revenues are not recognized from housing sales until the completion of construction and passage of title.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):


                                       Nine Months Ended                  Three Months Ended
                                    --------------------------         -------------------------
                                    Sept. 30,        Sept. 30,         Sept. 30,        Sept. 30,
                                       1997            1996              1997             1996
                                    ---------        --------          ---------        --------
         Gross Land Sales:
         Retail Sales*              $   4,402        $ 5,569           $   1,236        $ 2,295
                                    ---------        -------           ---------        -------

         Housing Sales:
         Vacation Ownership                 0              8                   0              0
         Single Family                    787            867                 225            267
                                    ---------        -------           ---------        -------
                  Total                   787            875                 225            267
                                    ---------        -------           ---------        -------
                  Total Real Estate $   5,189        $ 6,444           $   1,461        $ 2,562
                                    =========        =======           =========        =======

---------------------
* New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the nine months ended September 30, 1997 and September 30, 1996 were $4,085,000 and $5,576,000, respectively, and $1,228,000 and $1,838,000 for the third quarters of 1997 and 1996, respectively. The Company had a backlog of approximately $1,546,000 in unrecognized sales as of September 30, 1997. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot.
Improvement revenues totaled $907,000 for the first nine months of 1997 ($147,000 for the third quarter 1997), as compared to $874,000 for the first nine months of 1996 ($227,000 for the third quarter 1996). Due to the Company's financial condition, the Company has done minimal development work in the last two years.

Interest income was $1,009,000 for the first nine months of 1997 as compared to $1,083,000 for the first nine months of 1996. For the third quarters of 1997 and 1996, interest income was $330,000 and $546,000, respectively.

Other revenues were $342,000 as compared to $518,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively. For the third quarters of 1997 and 1996, other revenues were $73,000 and $162,000, respectively. Other revenues for 1997 were generated principally by the Company's title insurance and real estate brokerage subsidiaries. Included in the 1996 results is an extraordinary gain of $331,000 resulting from the final settlement of the Marco Class action litigation. In 1996, the Company also recorded a gain of approximately $136,000 representing contract receivables returned to the Company from a previous sale of receivables.

Costs and Expenses
------------------

Costs and expenses for the first nine months of 1997 were $7,224,000 compared to $7,636,000 for the same period in 1996. For the third quarters of 1997 and 1996, costs and expenses totaled $2,258,000 and $2,758,000, respectively. Cost of sales totaled $1,770,000 for the nine months ended September 30, 1997 compared to $2,076,000 for the nine months ended September 30, 1996. For the third quarters of 1997 and 1996, cost of sales were $505,000 and $725,000 respectively.

Commissions, advertising and other selling expenses totaled $1,786,000 for the nine months ended September 30, 1997 compared to $1,952,000 for the nine months ended September 30, 1996. This decrease is the result of lower commission expenses. Advertising and promotional expenditures decreased to $83,000 from $90,000 for the nine month period of 1997 versus 1996. For the third quarter of 1997, commissions, advertising and other selling expenses totaled $536,000, compared to $822,000 for the 1996 third quarter. Advertising and promotional expenditures decreased to $26,000 from $36,000 for the third quarter period of 1997 versus 1996.

General and administrative expenses were $1,291,000 for the first nine months of 1997 compared to $1,352,000 for the first nine months of 1996. For the third quarter of 1997, general and administrative expenses were $401,000 compared to $447,000 in 1996. General and administrative expenses have remained constant from period to period.

Real estate tax expense was $990,000 for the first nine months of 1997 and $939,000 for the same period of 1996. Real estate tax expense for the third quarter of 1997 was $348,000 versus $312,000 for the third quarter of 1996. Included in real estate tax expense is interest and administrative fees on delinquent taxes, which accrue interest at 18% per annum.

Interest expense for the first nine months of 1997 was $1,386,000, compared to $1,316,000 for the first nine months of 1996. Interest expense for the third quarter of 1997 was $468,000, compared to $453,000 for the third quarter of 1996. No interest has been capitalized since the first quarter of 1994 since the Company did minimal land development work at its communities.

Net Income (Loss)
-----------------

The  Company  reported  a net  loss of  $1,230,000  for the  nine  months  ended
September 30, 1997 as compared to a net loss of $429,000 for the nine months ended September 30, 1996. For the third quarter of 1997, a net loss of $627,000 was reported compared to a profit of $180,000 for the third quarter of 1996. Included in the nine months ended September 30, 1996 and the third quarter for 1996 is an extraordinary gain of $331,000 resulting from the final settlement of the Marco class action litigation.


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

The following table presents information with respect to mortgages and similar debt (in thousands):


                                                             Years Ended
                                                    ------------------------------
                                                    September 30,     December 31,
                                                        1997              1996
                                                    -------------     ------------
       Mortgage Notes Payable........              $ 18,845          $ 18,707
       Other Loans...................                 3,661             3,661
                                                   --------          --------
       Total Mortgages and
       Similar Debt..................              $ 22,506          $ 22,368
                                                   ========          ========



Included in Mortgage Notes Payable is the First Selex Loan of $2,722,000, the Third Selex Loan of $3,816,000, the Yasawa Loan of $5,829,000 and the Second Yasawa Loan of $6,478,000. Other loans include the $1,656,000 Empire Note and the $2,005,000 Scafholding Loan.

These mortgage notes payable and other loans are in default as of September 30,1997 due to the non-payment of principal and interest. The lenders have not taken any other action as a result of these defaults.

On June 19, 1992, Selex loaned the Company the sum of $3,000,000 pursuant to the First Selex Loan. The First Selex Loan is collateralized by a first mortgage on certain of the Company's unsold, undeveloped property in its St. Augustine Shores, Florida community. The Loan matures on June 15, 1996 and provides for principal to be repaid at 50% of the net proceeds per lot for lots requiring release from the mortgage, with the entire unpaid balance becoming due and payable at the end of the four year term. It initially bears interest at the rate of 10% per annum, with payment of interest deferred for the initial 18 months of the Loan and interest payments due quarterly thereafter. As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, which, as modified, enabled Selex to convert the First Selex Loan, or any portion thereof, into a maximum of 600,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). On February 17, 1994, Selex exercised the Option, in full, at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As of September 30,1997, the Company was in default of the First Selex Loan.

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

On December 11, 1992, the Company consummated the December 2, 1992 agreements with Yasawa. Under these agreements, Yasawa, its affiliates and the Company agreed as follows: (i) the Company sold certain property at its Citrus Springs community to an affiliate of Yasawa in exchange for approximately $6,500,000 of debt reduction credit; (ii) an affiliate of Yasawa and the Company entered into a joint venture agreement with respect to the Citrus Springs property, providing for the Company to market such property and receive an administration fee from the venture (in March, 1994, the Company and the affiliate agreed to terminate the venture); (iii) the Company sold certain contracts receivable at face value to an affiliate of Yasawa for debt reduction credit of approximately $10,800,000; (iv) the Company sold the Marco Shores Country Club and Golf Course to an affiliate of Yasawa for an aggregate sales price of $5,500,000, with the affiliate assuming an existing first mortgage of approximately $1,100,000 and the Company receiving debt reduction credit of $2,400,000, such that the Company obtained cash proceeds from this transaction of $2,000,000, which amount was used for working capital; (v) an affiliate of Yasawa agreed to lease the Marco Shores Country Club and Golf Course to the Company for a period of approximately one year; (vi) an affiliate of Yasawa and the Company agreed to amend the terms of the warrants to increase the number of shares issuable upon their exercise from 277,387 shares to 289,637 shares and to adjust the exercise price to an aggregate of approximately $314,000; (vii) Yasawa exercised the warrants in exchange for debt reduction credit of approximately $314,000; (viii) Yasawa released certain collateral held for the bank loan; (ix) an affiliate of Yasawa agreed to make an additional loan of up to $1,500,000 to the Company, thus providing the Company with a future line of credit (all of which was drawn and outstanding as of September 30, 1997); and
(x) Yasawa agreed to restructure the payment terms of the remaining $5,106,000 of the bank loan as a loan from Yasawa (the "Yasawa Loan").

The Yasawa Loan bears interest at the rate of 11% per annum, with payment of interest deferred until December 31, 1993, when only accrued interest became payable. Commencing January 31, 1994, principal and interest became payable monthly, with all unpaid principal and accrued interest being due and payable on December 31, 1997. As of September 30, 1997, $6,759,000 in principal and accrued interest was in default under the Yasawa Loan.

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

From July 9, 1993 through December 31, 1993, Selex loaned the Company an additional $4,400,000 collateralized by a second mortgage on certain of the Company's property on which Selex and/or Yasawa hold a first mortgage pursuant to a Loan Agreement dated July 14, 1993 and amendments thereto (the "Third Selex Loan"). The Third Selex Loan bears interest at 11% per annum, with interest deferred until December 31, 1993. Principal is to be repaid at $3,000 per lot for lots requiring release from the mortgage, with the entire unpaid principal balance and interest accruing from January 1, 1994 to April 30, 1994 due and payable on April 30, 1994. The Second Conquistador Acquisition, discussed below, closed on May 22, 1995, provided a reduction of the debt due and payable under the Third Selex Loan. As of September 30, 1997, the remaining balance of $4,408,000 in principal and accrued interest remained unpaid and in default.

In February, 1994, Yasawa loaned the Company an additional amount of approximately $514,900 at an interest rate of 8% per annum (the "Second Yasawa Loan"). Since May, 1994, additional amounts were advanced to the Company under the Second Yasawa Loan to enable the Company to pay certain essential expenses, including payment of certain real estate taxes, and effectuate settlements with the Company's principal creditors. As of September 30, 1997, an aggregate amount of $6,149,500 had been advanced to the Company under the Second Yasawa Loan and the balance of $7,256,500 in principal and accrued interest remains unpaid.

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

At December 31, 1995, $4,200,000 of accrued interest due to Selex, Yasawa and their affiliates was reclassified as non-interest bearing principal. As of September 30, 1997, the Company had loans outstanding from Selex, Yasawa and their affiliates in the aggregate amount of approximately $25,670,000, including interest, all of which are in default, including approximately $9,329,700, which is owed to Selex, including accrued and unpaid interest of approximately $1,135,500 (10% per annum on the First Selex Loan, 11% per annum on the Third Selex Loan and 12% per annum on the Empire Note assigned to Selex); approximately $14,015,600, which is owed to Yasawa, including accrued and unpaid interest of approximately $1,708,800 (11% per annum on the Yasawa Loan and 8% per annum on the Second Yasawa Loan); and approximately $2,324,500, which is owed to an affiliate of Yasawa, including accrued and unpaid interest of approximately $319,500 (12% per annum). The loans from Selex, Yasawa and their affiliates are secured by substantially all of the assets of the Company.

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totaling $6,149,500 as of September 30, 1997, to meet the Company's minimum working capital requirements, to pay a portion of delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.


On November 4, 1997, the Company's stockholders approved an Agreement to reduce its $25.3 million debt obligation with its lenders (the "August 19, 1997 Agreement"). See Part II, Item 5. Other Information.

As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $3,120,000 as of September 30, 1997; non-payment of these delinquent taxes may adversely affect the financial condition of the Company. As part of the August 19, 1997 Agreement, the Company will use a portion of the proceeds of the $7,500,000 sale of contracts receivable to pay a majority of the delinquent real estate taxes.

The Company will continue to seek third party financing to meet its working capital requirements. As part of the August 19, 1997 Agreement, approved by the Board of Directors and subsequently, the stockholders on November 4, 1997, the lenders agreed to purchase future contracts receivable at 65% of face value, with recourse, as a source of working capital for the Company. See Part II,
Item 5. Other Information.

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

In March, 1993 the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount $150,000. As of September 30, 1997, the balance of the holdback account was approximately $119,000.

In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,388,000 as of December 31, 1995). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company is unable to determine what effect this will have, if any, on future cancellations, since it is unable to determine how the bankruptcy or the subsequent sale of the portfolio will impact servicing and collection procedures and the customers' determination to continue to pay under those contracts. The Company has fully reserved for the amount of the holdback account and the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. In 1996, the Company replaced $293,000 in delinquent receivables. As of September 30, 1997, $1,138,000 were delinquent.

The Company was the guarantor of approximately $8,048,000 of contracts receivable sold or transferred as of September 30, 1997, for the transactions described above, and had $119,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $1,208,000 remains at September 30, 1997.
The Company has been in compliance with all receivable transactions since the consummation of sales.

The Company will continue to seek third party financing to meet its working capital requirements. As part of the August 19, 1997 Agreement, approved by the Board of Directors and subsequently, the stockholders on November 4, 1997, the lenders agreed to purchase future contracts receivable at 65% of face value, with recourse, as a source of work capital for the Company. See Part II, Item
5. Other Information.


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

In June, 1992, the Company entered into a Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated (the "1992 Consent Order"). Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company is required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders granted the Division a lien on certain receivables and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through the present and, in accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to exchange purchasers who contracted to purchase property which is undeveloped to property which is developed. As of September 30, 1997, approximately 84% of the customers whose lots are currently undeveloped have opted to exchange or were otherwise resolved. Consequently, the Division has allowed the Company to utilize collections on receivables since May 1, 1994. Because of the Company's default, the Division could also exercise other available remedies under the 1992 Consent Order, which remedies entitle the Division, among other things, to halt all sales of registered property.

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

The Company's continuing liquidity problems have precluded the timely payment of the full amount of its real estate taxes. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Delinquent real estate taxes aggregated approximately $3,120,000 as of September 30, 1997. As part of the August 19, 1997 Agreement, the Company will use a portion of the proceeds of the $7,500,000 sale of contracts receivable to pay a majority of the delinquent real estate taxes.

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

To alleviate the negative cash flow impact arising from retail land sales while attempting to rebuild its sales volume, the Company implemented several new marketing programs which, among other things, adjusted the method of commission payments and required larger down payments. However, the nationwide economic recession, which was especially pronounced in the real estate industry, adverse publicity surrounding the industry which existed in 1990, the resulting, more stringent regulatory climate, and worldwide economic uncertainties have severely depressed retail land sales beginning in mid-1990 and continuing thereafter, resulting in a continuing liquidity crisis.
                                      21

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

The Company has stated in previous filings with the Commission and elsewhere herein that the obtainment of additional funds to implement its marketing program and achieve the objectives of its business plan is essential to enable the Company to maintain operations and continue as a going concern. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements. As previously stated, during the last nine months of 1993, Selex, Yasawa and their affiliates loaned the Company an aggregate of $4,400,000 pursuant to Third Selex Loan. Funds advanced under the Third Selex Loan enabled the Company to commence implementation of the majority of its marketing program in the third quarter of 1993. The full benefits of the program were not realized in 1993 and the Company was unable to secure financing in 1994 to meet its working capital requirements and continue its marketing program. Commencing in 1994, Yasawa advanced additional funds (the "Second Yasawa Loan") totaling $6,149,500 as of September 30, 1997, to meet the Company's minimum working capital requirements, to pay a portion of delinquent real estate taxes, to pay settlements with certain trade creditors and to settle certain litigation.

On November 4, 1997, the Company's stockholders approved an Agreement to reduce its $25.3 million debt obligation with its lenders (the "August 19, 1997 Agreement"). See Part II, Item 5. Other Information.

As a consequence of its liquidity position, the Company has defaulted on certain obligations, including its previously described escrow obligations to the Division pursuant to the Company's 1992 Consent Order and its obligation to make required interest payments under loans from Selex, Yasawa and their affiliates. Furthermore, the Company has not paid delinquent real estate taxes which aggregate approximately $3,120,000 as of September 30, 1997; non-payment of these delinquent taxes may adversely affect the financial condition of the Company. As part of the August 19, 1997 Agreement, the Company will use a portion of the proceeds of the $7,500,000 sale of contracts receivable to pay a majority of the delinquent real estate taxes.

The Company will continue to seek third party financing to meet its working capital requirements. As part of the August 19, 1997 Agreement, approved by the Board of Directors and subsequently, the stockholders on November 4, 1997, the lenders agreed to purchase future contracts receivable at 65% of face value, with recourse, as a source of working capital for the Company. See Part II, Item
5. Other Information.

                          PART II - OTHER INFORMATION
                          ===========================

ITEM 5.           OTHER INFORMATION.


     On August 19, 1997, the Board of Directors of the Company announced it had reached an Agreement, in principle, with its lenders (Selex, Yasawa and their affiliates) to reduce its $25.3 million debt obligation (the "August 19, 1997 Agreement"). The $25.3 million represents the total amount of principal and interest outstanding as of July 31, 1997. The August 19, 1997 Agreement, approved by the Board of Directors and the lenders, is subject to approval by the stockholders and the Division of Florida Land Sales, Condominiums and Mobile Homes (the "Division). The Division must approve the August 19, 1997 Agreement since the Company is a Registrant with that agency, a portion of the property involved in the proposal is located in a registered subdivision and the Division presently has a first lien on the contracts receivable contemplated for sale. During preliminary discussions with the Division, they approved the August 19, 1997 Agreement in principle.

     The August 19, 1997 Agreement would result in a reduction in the Company's outstanding debt obligation through the conveyance of all remaining land inventory and obligations in the Company's St. Augustine Shores Subdivision and the issuance of approximately 6.8 million shares of Common Stock at $1.00 per share (par value). Additionally, the August 19, 1997 Agreement provides for the lenders to purchase $7.5 million in contracts receivable from the Company to generate working capital and further reduce the debt obligation. If the Company succeeds in obtaining the required approvals, the Company's remaining debt obligation would be reduced to approximately $11 million payable on restructured terms. Additionally, the lenders have agreed that should the stockholders and the Division approve the proposal, the outstanding debt as of July 31, 1997 will not accrue interest until the debt is restructured. Specifically:

         1. Selex, Yasawa and their affiliates would convert $6,809,338 of the Company's outstanding debt into 6,809,338 shares of Common Stock to be issued by the Company at a per share conversion price of One Dollar ($1.00), which is equal to par value. As a consequence, Mr. Antony Gram's beneficial ownership would increase from 3,109,703 shares (46.17% of the outstanding shares of Common Stock of the Company as of July 31, 1997) to 9,919,041 shares (73.23% of the outstanding shares of Common Stock of the Company once the transaction is consummated).

         2. Selex, Yasawa and their affiliates would reduce the Company's outstanding debt by $5,529,501 in exchange for a conveyance of all of the Company's remaining land inventory and obligations in its St. Augustine Shores Subdivision to their affiliate, Swan Development Corporation ("Swan"). The price, based upon appraised value, was adjusted to take into account the development obligations on sold lots to be assumed by Swan, subject to Division approval.

         3. Selex, Yasawa and their affiliates would purchase approximately $7.5 million in contracts receivable from the Company at seventy-five percent (75%) of face value with recourse for non-performing contracts. This would generate approximately $5.6 million, $1,982,457 of which would be used to reduce outstanding debt. The balance would be used by the Company to pay a portion of the delinquent real estate taxes, to implement its marketing programs and to meet the Company's minimum working capital requirements.

         4. The remaining debt obligation to Selex, Yasawa and their affiliates, assuming consummation of the above transactions would be approximately $11 million . The terms of repayment of this debt would be $110,375 in principal payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value.

         5. In the future, if the Company elects to do so, Selex, Yasawa and their affiliates have agreed to purchase future contracts receivable at 65% of face value, with recourse, to meet the Company ongoing capital requirements.

     The August 19, 1997 Agreement outlined above was approved by a majority of the holders of the outstanding shares of Common Stock voting in person or by proxy at the Company's Annual Meeting held on November 4, 1997. The 3,109,703 shares of Common Stock beneficially owned by Antony Gram were voted in the same proportion as other shareholder votes. When the August 19, 1997 Agreement outlined above is closed Antony Gram will be deemed to be the beneficial owner of 9,919,041 shares of Common Stock of the Company (73.23%).

     Prior to November 4, 1997 and independent of the August 19, 1997 Agreement outlined above, Selex and Yasawa agreed to forgive $2,050,818 in accrued interest on their debt.

         Selex, Yasawa and their affiliates has advised the Company that they may acquire additional shares of Common Stock solely for their own account and that they will not dispose of the shares in violation of the registration requirements of the Securities Act of 1933, as amended. The Company has no present plans to undertake the registration of the shares to be issued.

     The following unaudited pro forma consolidated balance sheet of the Company as of September 30, 1997 and the unaudited pro forma consolidated statement of operations for the nine months ended September 30, 1997 and for the year ended December 31, 1996 have been prepared to reflect the effect on the Company's financial condition and results of operations from the August 19, 1997 Agreement to satisfy a portion of the Company's debt.

     The unaudited pro forma consolidated balance sheet has been prepared as if the August 19, 1997 Agreement occurred on September 30, 1997 and the unaudited pro forma consolidated statements of operations have been prepared as if the August 19, 1997 Agreement occurred on the first day of the periods presented. The unaudited pro forma financial statements have been prepared in accordance with the accounting policies outlined in the historical financial statements.

     The following pro forma consolidated financial information should be read in conjunction with the Company's consolidated financial statements and notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1996 Annual Report on Form 10K and other information included elsewhere in this document. The unaudited pro forma consolidated financial information do not necessarily reflect what the results of operations and financial position would have been had the August 19, 1997 Agreement occurred as assumed in preparing the unaudited pro forma financial statements, nor do they necessarily reflect the future results or financial position of the Company.



                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                 ----------------------------------------------
                            AS OF SEPTEMBER 30, 1997
                            ------------------------
                                 (in thousands)
                                            Historical         Pro Forma                 Pro Forma
                                                              Adjustments
                                            ----------        -----------               -----------
ASSETS
------

Cash and temporary cash investments,
 including escrow deposits of $776..........$      819        $   1,426  (1)            $    2,245
                                            ----------        ---------                 ----------
Contracts receivable for land sales - net...     8,101           (5,250) (1)                 2,851
                                            ----------        ---------                 ----------
Mortgages and other receivables - net.......       322                0                        322
                                            ----------        ---------                 ----------
Inventories:
 Land and land improvements.................     9,860           (1,953) (2)                 7,907
 Other......................................        99                0                         99
                                            ----------        ---------                 ----------
         Total inventories..................     9,959           (1,953)                     8,006
                                            ----------        ---------                 ----------
Property, plant, and equipment at cost - net       381                0                        381
                                            ----------        ---------                 ----------
Prepaid expenses and other..................       287                0                        287
                                            ----------        ---------                 ----------
         Total..............................$   19,869        $  (5,777)                $   14,092
                                            ==========        =========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

Mortgages and similar debt:
 Mortgage notes payable.....................$   18,845        $ (12,152)(1)(2)(3)       $    6,693
 Other loans ...............................     3,661           (1,367)(3)                  2,294
                                            ----------        ---------                 ----------
   Total mortgages and similar debt.........    22,506          (13,519)                     8,987
                                            ----------        ---------                 ----------
Accounts payable, accrued expenses,
 customers' deposits........................     9,670           (3,956)(1)(2)(3)            5,714
                                            ----------        ---------                 ----------
Deferred revenue............................     6,800           (1,901)(2)                  4,899
                                            ----------        ---------                 ----------
         Total liabilities..................    38,976          (19,376)                    19,600
                                            ----------        ---------                 ----------
 Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares.........................    6,735             6,809 (3)                 13,544
 Capital surplus............................   44,715             6,790 (1)(2)              51,505
 Retained earnings..........................  (70,557)                0                    (70,557)
                                            ---------         ---------                 ----------
    Total stockholders' equity (deficiency).  (19,107)           13,599                     (5,508)
                                            ---------         ---------                 ----------
                  Total.....................$  19,869         $  (5,777)                $   14,092
                                            =========         =========                 ==========

See accompanying notes to pro forma consolidated financial information.


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED PRO FORMA STATEMENTS OF CONSOLIDATED OPERATIONS
            ---------------------------------------------------------
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                  --------------------------------------------
                      (in thousands, except per share data)


                                    Historical        Pro Forma         Pro Forma
                                                     Adjustments
                                    ----------       -----------        ---------
REVENUES:

 Net land sales.....................$   2,947        $       0          $   2,947
 Sales - house and apartments.......      787                0                787
 Recognized improvement
  revenue/ prior period
  sales.............................      908                0                908
 Interest income....................    1,009             (784) (1)           225
 Sales - other than real estate.....      343                0                343
                                    ---------        ---------          ---------
     TOTAL..........................    5,994             (784)             5,210
                                    ---------        ---------          ---------

COSTS AND EXPENSES:

 Cost of sales and
  improvements......................$   1,770        $       0          $   1,770
 Selling, general and
  administrative and other
  expenses..........................    4,068             (370) (1)(2)      3,698
 Interest expense...................    1,386             (771)(1)(2)(3)      615
                                    ---------        ---------          ---------

     TOTAL..........................    7,224           (1,141)             6,083
                                    ---------        ---------          ---------

Loss from operations ...............$  (1,230)       $     357          $    (873)
                                    =========        =========          =========


Net Income..........................$  (1,230)       $     357          $    (873)
                                    =========        =========          =========

Earning per share:
 From operations....................$    (.18)                 (4)      $    (.03)
                                    ---------                           ---------
Net Income (Loss)...................$    (.18)                          $    (.03)
                                    =========                           =========

Number of common and common
 equivalent shares..................    6,735                  (4)         13,544
                                    =========                           =========

See accompanying notes to pro forma consolidated financial information.


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED PRO FORMA STATEMENTS OF CONSOLIDATED OPERATIONS
            ---------------------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                      ------------------------------------
                      (in thousands, except per share data)


                                            Historical         Pro Forma         Pro Forma
                                                              Adjustments
                                            ----------        -----------        ---------

REVENUES:

 Net land sales.......................      $   4,296         $       0          $   4,296
 Sales - house and apartments.........          1,202                 0              1,202
 Recognized improvement
  revenue/ prior period
  sales...............................          1,008                 0              1,008
 Interest income......................          1,464            (1,039) (1)           425
 Sales - other than real estate.......            680                 0                680
                                            ---------         ---------          ---------
     TOTAL............................          8,650            (1,039)             7,611
                                            ---------         ---------          ---------

COSTS AND EXPENSES:

 Cost of sales and
  improvements........................      $   2,673         $       0          $   2,673
 Selling, general and
  administrative and other
  expenses............................          5,423              (493) (1)(2)      4,930
 Interest expense.....................          1,781              (973)(1)(2)(3)      808
                                            ---------         ---------          ---------

     TOTAL............................          9,877            (1,466)             8,411
                                            ---------         ---------          ---------
Loss from operations before
         extraordinary item...........      $ (1,227)         $     427          $    (800)

Extraordinary Item:
 Gain on settlement related to the
   Marco refund obligation...........       $    331          $       0          $     331
                                            --------          ---------          ---------

Net Income............................      $   (896)         $     427          $    (469)
                                            ========          =========          =========

Earning per share:
 From operations......................      $    (.18)                   (4)     $    (.06)
                                            ---------                            ---------
 From extraordinary item..............      $     .05                            $     .02
                                            ---------                            ---------
Net Income (Loss).....................      $    (.13)                           $    (.04)
                                            =========                            =========
Number of common and common
 equivalent shares....................          6,729                    (4)        13,539
                                            =========                            =========

See accompanying notes to pro forma consolidated financial information.

                             The Deltona Corporation
              Notes To Pro Forma Consolidated Financial Information

(1) Represents the entries to reflect the sale of receivables from the Company to its lenders and the repayment of a portion of its debt and a portion of its delinquent real estate taxes.

(2) Represents the entries to reflect the conveyance of the Company's remaining land inventory at its St. Augustine Shores subdivision in exchange for certain debt reduction.

(3) Represents the conversion of a portion of the Company's debt to Common Stock and the restructuring of the remaining debt into new debt.

(4) Earnings per share have been calculated using the average number of common shares and common equivalent shares outstanding since the lenders will receive 6,809,338 of newly issued common stock.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits

                           None.

                  (b)  Reports on Form 8-K

                           No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE DELTONA CORPORATION



Date: November 13, 1997                        By: /s/Donald O. McNelley
      -----------------                            ---------------------
                                                   Donald O. McNelley
                                                   Treasurer
                                                   (Principal Financial Officer)