Form 10-K
period 1997-12-31
DELTONA CORP
filed 1998-03-31
CIK 27984

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   (X)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ending December 31, 1997

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $973,100 based on the average price of such stock as last traded over-the-counter. (Excludes shares of voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

     Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, as of March 20, 1998, excluding 12,228 shares held in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                    Incorporated Part(s)
   *   Registrant's 1998 Annual Meeting Proxy Statement to
       be filed with the Securities and Exchange Commission       Part III
       pursuant to Regulation 14A

================================================================================

                             THE DELTONA CORPORATION

                                      INDEX


Form 10-K                                                                                         Page
 Item No.                           Section Heading in Attached Material                         Number
---------                           ------------------------------------                         ------
PART I
     Items 1 and 2 .........        Business..................................................     1
                                            General...........................................     1
                                            Recent Developments...............................     1
                                            Business Segments.................................     3
                                            Real Estate.......................................     4
                                            Other Businesses..................................     9
                                            Employees.........................................     9
                                            Competition.......................................     9
                                            Regulation........................................    10
     Item 3 ....................            Legal Proceedings.................................    13
     Item 4 ....................            Not Applicable

PART II
     Item 5 ....................            Price Range of Common Stock and Dividends.........    14
     Item 6 ....................            Selected Consolidated Financial Information ......    15
     Item 7 ....................            Management's Discussion and Analysis of
                                      Financial Condition and Results of Operations...........    16
     Item 8 ....................            Index to Consolidated Financial Statements and
                                      Supplemental Data ......................................    25
     Item 9 ....................            Not Applicable

PART IV
     Item 14 ..................     .       Exhibits, Financial Statement Schedules and
                                      Reports on Form 8-K ....................................    45



ITEMS 1 AND 2

                                    BUSINESS

General

     The Company was founded in 1962 and is principally engaged in the development and sale of Florida real estate, through the development of planned communities on land acquired for that purpose. The Company offers single-family lots and multi-family and commercial tracts for sale, in communities designed by the Company. The Company is the developer of eleven planned communities in Florida, including the new TimberWalk community, which is located in the western portion of Marion Oaks. Seven communities are completed and four are in various stages of development. The Company plans, designs and develops roads, waterways, recreational amenities, grading and drainage systems within these communities. Since 1962, the Company has sold over 156,000 single-family lots and multi-family and commercial tracts in its communities, in addition to over 13,000 single-family homes and over 4,300 multi-family housing units.

     The Company 's land holdings in Florida include an inventory of approximately 18,600 unsold platted single-family lots and multi-family and commercial tracts. (Platting is the process of recording, in the public records of the county where the land is located, a map or survey delineating the legal boundaries of the lots and tracts.) See "Real Estate: Land".

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

Recent Developments

     On November 4, 1997, at the 1997 Annual Meeting, the Company's stockholders approved an Agreement between the Company and its lenders that would substantially reduce the Company's outstanding debt obligation of $25.3 million (the "Agreement"). The Agreement, consummated effective December 30, 1997, resulted in a reduction in the Company's outstanding debt obligation through the conveyance of all remaining land inventory and obligations in the Company's St. Augustine Shores Subdivision and the issuance of approximately 6.8 million shares of Common Stock at $1.00 per share (par value). Additionally, the lenders purchased $7.5 million in contracts receivable from the Company to generate working capital and further reduce the debt obligation. Specifically:

     1. Selex sold its remaining debt ($2,664,736), including the Empire note, to Yasawa and the Company owes no further duty or obligation to Selex. The debt purchased by Yasawa was satisfied through Yasawa's purchase of 2,664,736 shares of Common Stock issued by the Company at a per share conversion price of One Dollar ($1.00), which is equal to par value.

     2. Swan Development Corporation ("Swan") had previously acquired $5,529,501 of the Company's debt from Selex. This $5,529,501 was satisfied through the Company's conveyance of all of the Company's remaining land inventory and obligations in its St. Augustine Shores Subdivision to Swan . The price, based upon appraised value, was adjusted to take into account the development obligations on sold lots assumed by Swan.

     3. Scafholding B.V. ("Scafholding") an affiliate of Selex and Yasawa, purchased approximately $7.5 million in contracts receivable from the Company at seventy-five percent (75%) of face value with recourse for non- performing contracts. This sale generated approximately $5.6 million, $1,982,457 of which was used to reduce outstanding debt to Yasawa. The balance (of which $1 million is in the form of a promissory note from Scafholding to the Company with an expected satisfaction in mid-1998) will be used by the Company to pay a portion of the delinquent real estate taxes, to implement its marketing programs, to initiate development of TimberWalk and to meet the Company's working capital requirements.

     4. A $4,144,602 portion of the Company's debt to Yasawa was satisfied through Yasawa's purchase of 4,144,602 shares of Common Stock issued by the Company at a per share conversion price of One Dollar ($1.00), which is equal to par value.

     5. As of December 31, 1997, the Company's remaining debt to Scafholding was $2,293,950, secured by a first lien on the Company's receivables; the Company's remaining debt to Yasawa was $6,692,732 secured by a second lien on the Company's receivables and a mortgage on all of the Company's property. As of December 31, 1997, the total debt owed to Yasawa and Scafholding is $8,986,682. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value.

     6. In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse, to meet the Company's ongoing capital requirements.

     Prior to November 4, 1997 and independent of the Agreement outlined above, Selex and Yasawa agreed to forgive $2,050,818 in accrued interest on the Company's debt to them.

     Through Yasawa's acquisition of the 6,809,338 shares of Common Stock of the Company referenced above, Mr. Antony Gram's beneficial ownership increased from 3,109,703 shares to 9,919,041 shares (73.23% of the outstanding shares of Common Stock of the Company as of March 20, 1998).

     During 1997, the Company was successful in settling the lawsuit entitled LEE SU WEN NI ET. AL. v. THE DELTONA CORPORATION AND SCAFHOLDING B.V., Case No. 95-4422-CA-E, which was filed in the Circuit Court of Marion County, Florida on October 11, 1995. The plaintiff had alleged that the liquidated damages provision in the Company's installment contracts for the sale of its properties was unenforceable under Florida Law and contested the method utilized by the Company to calculate actual damages in the event of contract cancellations. Pursuant to the settlement, the claims and the case were dismissed with prejudice.

     In December 1997, the Company announced the start of construction on its newest housing development: TimberWalk. TimberWalk will feature a model home center with models built by three premier central Florida home builders. At TimberWalk, home buyers will enjoy the benefits of Deltona's newest design concept, "Everything Included", which includes features that are often considered extra cost upgrades and options by other home builders but are included in TimberWalk's basic prices. Models will range from one to two story homes with two, three or four bedrooms ranging in size from 1,200 square feet to over 2,200 square feet of living space.

Business Segments

     The following table sets forth the total amounts of revenues and operating profits (losses) from continuing operations attributable to each of the Company's business segments for the years ended as indicated. See Note 11 to Consolidated Financial Statements:

                                                                           Years ended
                                   --------------------------------------------------------------------------------------------
                                   December 31,        December 31,        December 31,        December 31,        December 31,
                                       1997                1996                1995                1994                1993
                                   ------------        ------------        ------------        ------------        ------------
                                                                          (in thousands)
Revenues
Real estate:
     Net land sales<F1>........   $ 4,045              $ 4,296             $ 2,394              $ 2,058            $  2,432
     Housing  revenues.........     1,214                1,202               1,382                2,543                 344
     Improvement revenues<F2>..     2,366                1,008               1,052                1,214               4,725
     Interest  income<F3>......     1,367                1,464               1,019                1,046               1,197
     Other.....................       -0-                  -0-                 -0-                  -0-                  67
                                   ------              -------             -------             --------            --------
          Total real estate....     8,992                7,970               5,848                6,861               8,765
 Other<F4>.....................       617                  963               1,030                1,832               3,447
 Intersegment sales<F5>........      (184)                (283)               (190)                (152)               (113)
                                   ------              -------             -------             --------            --------
        Total..................   $ 9,425              $ 8,650             $ 6,688             $  8,541            $ 12,099
                                  =======              =======             =======             ========            ========
     Operating profits (losses)
     Real estate................  $ 3,052              $ 3,077             $ 1,377             $  1,055            $ (3,072)
     Other <F4>.................      185                  443                 341                1,033                 279
     General corporate expense..   (3,018)              (2,966)             (2,981)              (4,147)             (4,721)
     Interest expense...........   (1,545)              (1,781)             (1,642)              (1,847)             (1,257)
                                  -------              -------             -------             --------            --------
     Income (loss) from
      continuing operations
      before income taxes
      and extraordinary items...  $(1,326)             $(1,227)            $(2,905)            $ (3,906)           $ (8,772)
                                  =======              =======             =======             ========            ========


----------------

<F1> Net land sales  consist of gross  land sales less  estimated  uncollectible installment sales and contract valuation discount and, prior to 1992, deferred revenue (see Notes 1, 2 and 7 to Consolidated Financial Statements).

<F2> Improvement  revenues  consist of revenue  recognized  due to completion of improvements on prior period sales and exchanges from undeveloped to developed lots.

<F3> Interest  income  primarily  consists of interest  earned on contracts  and mortgages receivable and on temporary cash investments and the amortization of valuation discounts.

<F4> Other  consists of revenues  from sales other than real  estate,  the major portion of which came from the country club operations in prior years. In 1994, the major portion consists of a gain of $1,051,000 from the termination of its office lease on its Miami corporate headquarters.

<F5> Intersegment  sales consist  primarily of sales between the Company and its title insurance subsidiary.

                                        3

Real Estate

     The Company's principal business segment has primarily involved the development and marketing of planned communities in Florida since 1962. The following table sets forth certain information about these communities and other land assets of the Company as of December 31, 1997. For a detailed description of these communities, see "Existing Communities" and "Other Properties".

                              Existing Communities

                                                                      Platted        Unimproved          Improved
                      Acreage      Initial                 Estimated  Lots & Tracts  Unsold Platted      Unsold Platted
                      in           Acquisition    Year     Current    in Masterplan  Lots & Tracts       Lots & Tracts   Unplatted
                      Masterplan   Year           Opened   Population     <F2>          <F2><F3>            <F2><F3>      Acreage
                      ----------   -----------    ------   ---------- -----------    --------------      --------------  ----------
 <F1>Deltona Lakes...   17,203      1962           1962      69,500    34,964               -                  6             -
 <F1>Marco Island<F4>    7,844      1964           1965      39,000     8,657               -                  -             -
 <F1>Spring Hill<F5>.   17,240      1966           1967      73,300    32,909               -                  6             -
 <F1>Citrus Springs<F6> 15,954      1969           1970       6,500    33,783               -                  2<F9>         -
     St. Augustine
        Shores .......   1,985      1969           1970       7,500     3,130               -                  -<F9>         -
     Sunny Hills......  17,743      1968           1971       1,400    26,251          12,446                709             -
 <F1>Pine Ridge......    9,994      1969           1972       2,900     4,833               -                  3             -
     Marion Oaks<F6><F7>14,644      1969           1973       8,050    27,537            3,841<F7>           413<F7><F9>     -
 <F1>Seminole Woods..    1,554      1969           1979         500       262               -                  -             -

     Joint Venture Community:

 <F1>Tierra Verde....      666      1976           1977       4,860     1,036               -                  -             -
                       -------                              -------   -------        --------              -----          ----
     Total............ 104,827                              213,510   173,362          16,287              1,139             -
                       =======                              =======   =======        ========              =====          ====

                                Other Properties

                                                                                                          Initial
                                                                                                          Acquisition
                                                                                                          Year             Acres
                                                                                                          -----------      -----
     Other Land Assets:
     Other land adjacent to existing communities<F8>................................                      Various            92
                                                                                                                           ----
         Total......................................................................                                         92
                                                                                                                           ====

----------------------
<F1> Development completed.

<F2> Excluded from these lots and tracts are  approximately  110 improved and 89 unimproved lots and tracts that are required for drainage and cannot be sold, and approximately 139 improved and 335 unimproved lots and tracts that have been removed from sale for encumbrances or additional site development, which can only be sold when these issues are resolved. Also excluded are amenities consisting of 2 administration facility sites, 2 recreational facility sites and 1 unimproved golf course site, as well as approximately 433 tracts reserved for community usage such as for greenbelts, buffer areas, church and school sites.

<F3> "Unimproved Unsold Platted Lots & Tracts" and "Improved Unsold Platted Lots
     & Tracts", when added to lots and tracts sold, as described in "Existing Communities", may not equal "Platted Lots & Tracts in Masterplan" for various reasons, such as the subdivision of tracts into two or more parcels for sale to different purchasers.

<F4> Excludes permit denial areas; reflects seasonal population.

<F5> Includes the South Hernando U.S. # 19 Commerce Center.

<F6> Excluded 83 Citrus  Springs and 63 Marion  Oaks  improved  lots deeded to a purchaser of the Company's contracts receivable as exchange inventory to be available for customers who pre-pay their contracts prior to the installation of water service lines within one mile of their homesite and who wish to commence immediate construction. Unused exchanged inventory will be reconveyed to the Company when all purchased receivables have matured and are paid in full.


<F7> Includes TimberWalk, the Company's newest housing development.

<F8> Excludes  3,829 acres of unplatted  natural  preserve in Washington  County restricted for recreational, open space/ park use which can only be sold subject to the underlying land use restrictions

<F9> Not included are 598 improved lots deeded to a collateral trustee on behalf of a purchaser of the Company's contract receivables so they may be sold by the Company to create additional receivables for the Company's replacement obligation. These lots are comprised of 474 lots in Citrus Springs, 123 lots in Marion Oaks and 1 lot in St. Augustine Shores.


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

     Substantially all of the Company's single-family lot and multi-family and commercial tract sales have been made on an installment basis. Of the approximate 156,000 lots and tracts sold since the Company's inception, contracts receivable presently exist with respect to approximately 590 lots and tracts with an outstanding balance of approximately $5,820,000 at December 31, 1997, excluding contracts receivable of which the Company is a guarantor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to Consolidated Financial Statements.

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

     Single-Family Housing

     In December, 1992, the Company re-entered the single-family housing business at its Marion Oaks community. Two and three bedroom moderately-priced homes are being constructed by an exclusive independent builder at the Feather Nest housing village (now owned by Conquistador Development Corporation) in this community and sold in the local markets and through the Company's independent dealer network. These homes include, as standard features, cathedral ceilings, attached garages, lanais, breakfast nooks and spacious walk-in closets. The housing village features its own recreational complex, including a swimming pool, tennis courts and other amenities. The Company also offers the same model line in Marion Oaks outside of the FeatherNest village in a suburban program as well as a build on your own lot program for those customers who have previously acquired a lot.

     In December 1997, the Company announced the start of construction on its newest housing development: TimberWalk. TimberWalk will feature a model home center with models built by three premier central Florida home builders. At TimberWalk, home buyers will enjoy the benefits of Deltona's newest design concept, "Everything Included", which includes features that are often considered extra cost upgrades and options by other home builders but are included in TimberWalk's basic prices. Models will range from one to two story homes with two, three or four bedrooms ranging in size from 1,200 square feet to over 2,200 square feet of living space.

     In an effort to offset the negative cash effects of installment land sales, the Company is now attempting to direct its marketing efforts to selling homes and lots together. The success of this direction will be dependent upon the Company's dealer recruiting program and the availability of funds for an advertising and promotion program.

     Multi-Family Housing

     The Company has designed, constructed and sold more than 4,300 condominium apartment units at its communities in buildings ranging from garden-style apartment complexes to luxury high-rise towers. Every condominium complex constructed by the Company included at least one pool and patio area; many featured tennis courts and other recreational amenities.

     Substantially all of the Company's remaining inventory in its vacation ownership complex, The Surf Club, located on the Gulf of Mexico at Marco Island, was sold in 1990.


  Marketing

     The Company has historically sold land and housing on a national and international basis through independent dealers in the United States, Canada and overseas, as well as through Company-affiliated salespeople. For the year ended December 31, 1997, sales by independent dealers in the United States accounted for approximately 99% (in dollar volume) of new land sales contracts; while overseas dealers accounted for approximately 1% of such contracts.

     During the first quarter of 1995, the Company initiated a new land sales program, which utilizes a limited group of independent dealers. During 1997, the Company reached a lot sales volume of over $5,359,000 of contracts written.

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

     Recreational amenities constructed by the Company include tennis courts, a golf course and country club (which were sold in 1983), and a recreational complex on the shores of Lake Monroe. A 133-room motel, an industrial park, a medical complex, several shopping centers, numerous houses of worship, a fire station, a public library and a junior high school are located in the community. The Company has completed development of this community.

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

     Since its inventory at Marco Island is sold out, 1998 revenues are expected to be generated from collections on existing contracts receivable.

     The community's planned growth was interrupted in 1976 by denial of certain federal permits needed to complete the development of approximately 14,500 units. The Settlement Agreement between the Company, the State of Florida and various environmental interest groups (the "Settlement Agreement") which became effective on March 14, 1985, allowed for the potential development of additional dwelling units at Marco Island, Horr's Island and Marco Shores, located two miles from Marco Island. The bulk of these properties have subsequently been sold or transferred to the Company's lenders or to the trustee pursuant to the 1992 settlement of the Marco class action litigation.

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

     Citrus Springs

     Citrus Springs, with an estimated population of 6,300, is located 28 miles southwest of Ocala and 25 miles from the Gulf of Mexico. Over 30,000 lots and tracts and over 700 single-family homes have been sold at this community. A golf course and a clubhouse (sold in 1990) and a community center have been completed by the Company. Several churches and a convenience shopping area are located in the community. The Company has completed 400 miles of road. In 1992, most of the Company's remaining inventory at this community was sold to Citony Development Corporation ("Citony") for approximately $6,500,000. The Company and Citony then entered into a joint venture agreement with respect to the property, providing for the Company to market the property and receive an administration fee from the venture. The

Company and Citony terminated the joint venture agreement in April 1994; however, the Company provided certain assistance to Citony during the transition period. In February 1997, the Company finalized the sale of the undeveloped second Citrus Springs Golf Course to a third party, which has now substantially completed construction of this course. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" .

     St. Augustine Shores

     St. Augustine Shores, with a population estimated to be approximately 7,450, is located seven miles south of St. Augustine, between the Intracoastal Waterway and U.S. Highway 1. Only commercial and multi-family tracts, home and lot packages and condominium apartment units had been sold in this community before 1987, but that year St. Augustine Shores was opened for the retail sale of single-family lots. Approximately 1,000 additional single-family lots became available during 1988 through the platting of 641 acres adjacent to the existing platted properties. Over 2,000 single and multi-family housing units and lots and tracts have been sold. In December 1997, the Company sold all of its remaining inventory at St. Augustine Shores to Swan Development Corporation ("Swan"). As part of the purchase, Swan assumed the liability for completing improvements within St. Augustine Shores.

     The Company has completed 28 miles of road. Certain common areas of the community, such as parks and swale areas, are maintained by the St. Augustine Shores Service Corporation, a non-profit corporation, of which all property owners are members. Several houses of worship and shopping facilities are also located in the community. A golf course and country club and a recreation building were completed by the Company.

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

     The Company reopened Sunny Hills for retail lot sales in mid-1989. Revenues in 1998 will be generated from collections on existing contracts receivable, from retail land sales and from the recognition of deferred revenue as land development and lot exchanges proceed.

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

     Marion Oaks

     Marion Oaks, with a population of approximately 7,900 residents, is located 18 miles south of Ocala. Over 23,000 lots and tracts have been sold in the community. The community includes playgrounds, two golf courses (one of which was sold in 1988 and the second which was transferred to the Company's lenders on October 11, 1991) and several recreation buildings. A shopping center and several houses of worship are located in the community. The Company has completed 315 miles of road. The Company re-entered the single-family housing business at this community in December, 1992 with the opening of its FeatherNest housing village. On May 22, 1995, the Company sold to Conquistador the remaining lot inventory in the Company's FeatherNest community at Marion Oaks , as well as other property, in consideration for the satisfaction of $2,599,300 in debt.

     In December 1997, the Company announced the start of construction on its newest housing development: TimberWalk. TimberWalk will feature a model home center with models built by three premier central Florida home builders. At

TimberWalk, home buyers will enjoy the benefits of Deltona's newest design concept, "Everything Included", which includes features that are often considered extra cost upgrades and options by other home builders but are included in TimberWalk's basic prices. Models will range from one to two story homes with two, three or four bedrooms ranging in size from 1,200 square feet to over 2,200 square feet of living space.

     Revenues in 1998 will be generated from the sale of land inventory, from housing sales, from the recognition of deferred revenue as land development, from collections on existing contracts receivable and from the Company's real estate brokerage operation.

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

  Other Businesses

     The Company's title insurance subsidiary was established in 1978 in order to reduce title insurance, legal and certain related closing costs incurred by the Company in transferring title of its land and housing products to its purchasers. The subsidiary serves as an agent for TICOR Title Insurance Company and other title insurers. The Company's realty subsidiary performs real estate brokerage and rental services at the Company's Marion Oaks and Sunny Hills communities.

  Employees

     At December 31, 1997, the Company had 37 employees, of whom 34 were involved in executive, administrative, sales and community development and maintenance capacities and 3 were involved with the title insurance subsidiary. Certain of the Company's development activities are carried out by subcontractors who separately employ additional personnel. For the most part, the Company's sales activities are carried out by independent contractors.

  Competition

     The Company faces competition within its communities primarily from property owners seeking to resell their land. The Company also faces competition, on a local and regional level, with other builders and developers in the sale of land and single-family housing. Such competition is generally based upon location, price, reputation, quality of product and the existence of commercial and recreational facilities and amenities.

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

     The Florida Growth Management Act of 1985 (the "Act") precludes the issuance of development orders or permits if public facilities such as transportation, water and sewer services will not be available concurrent with development. Development orders have been issued for, and development has commenced in, the Company's existing communities (with development being virtually completed in certain of these communities). Thus, existing communities are less likely to be affected by the new growth management policies than future communities since they are vested. Any future communities developed by the Company will be strongly impacted by new growth management policies. Since the Act and its implications are constantly being re-examined by the State, together with local governments and various state and local governmental agencies, the Company cannot further predict the timing or the effect of new growth management policies, but anticipates that such policies may increase the Company's permitting and development costs.

  Environmental

     To varying degrees, certain permits and approvals will be necessary to complete the development of Marion Oaks and Sunny Hills communities. Despite the fact that the Company has obtained substantially all of the permits and authorizations necessary to proceed with its development work on these communities, additional approvals may be required to develop certain platted properties to be marketed in the future. Although the Company cannot predict the impact of such requirements, they could result in delays and increased expenditures. In addition, the continued effectiveness of permits and authorizations already granted is subject to many factors, some of which, including changes in policies, rules and regulations and their interpretation and application, are beyond the Company's control.

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

     The Company owned above ground fuel storage tanks at its communities. The Florida Department of Environmental Regulation ("DER") was responsible not only for regulating these tanks, but for developing and implementing plans and programs to prevent the discharge of pollutants by such facilities. The Company registered its storage tanks with the DER, constructed containment devices around above ground storage tanks, replaced or properly abandoned faulty tanks or equipment and conducted periodic inspections and monitoring of all facilities. In December, 1988, the Company surveyed all of its fuel facilities and reported any facility which exhibited evidence of potential soil contamination to the DER prior to the deadline for acceptance into the Early Detection Incentive ("EDI") Program. The EDI Program provides for the State to assume the financial responsibility for any necessary clean-up operations when suspected contamination has been voluntarily reported by the facility owner and accepted into the program by the DER. The Company's sites were inspected and reviewed under the EDI program and were determined to be in compliance with DER regulations.


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

     In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company was required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders had granted the Division a lien on certain receivables and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through November 1997. In accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program have to customers who contracted to purchase property which is undeveloped exchange such property for developed property. As of December 31, 1997, approximately 85% of such customers have opted to exchange or have had their situations otherwise resolved.

     On December 30, 1997, the Division approved the formation of a Lot Exchange Trust into which the Company conveyed sufficient exchange inventory to provide exchanges to customers with undeveloped lots. Concurrently, the Division released its lien on the Company's contracts receivable, satisfied its mortgage on the Company's property and approved a settlement of all remaining issues under the 1992 Deltona Consent Order.

     As of December 31, 1997, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $676,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $458,000, all of which are included in deferred revenue. As of December 31, 1997 and December 31, 1996 the Company had in escrow approximately $50,000 and $360,000, respectively, specifically for land improvements at certain of its Central and North Florida communities. The

Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

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

     The Company has either complied with applicable statutory requirements relative to the properties it is offering for sale or has relied on various statutory exemptions which have relieved the Company from such registration, filing and disclosure requirements. If these exemptions do not continue to remain available to the Company, compliance with such statutes may result in delays in the offering of those properties for sale to the public.

     The Company's land sales activities are further subject to the jurisdiction of the laws of various states in which the Company's properties are offered for sale. In addition, Florida and other jurisdictions in which the Company's properties are offered for sale have strengthened, or are considering strengthening, their regulation of subdividers and subdivided lands in order to provide further assurances to the public, particularly given the adverse publicity surrounding the industry which existed in 1990. The Company has attempted to take appropriate steps to modify its marketing programs and registration applications in the face of such increased regulation, but has incurred additional costs and delays in the marketing of certain of its properties in certain states and countries. For example, the Company has complied with the regulations of certain states which require that the Company sell its properties to residents of those states pursuant to a deed and mortgage transaction, regardless of the amount of the down payment. The Company intends to continue to monitor changes in statutes or regulations affecting, or which may affect, the sale of its properties and intends to take all necessary and reasonable action to assure that its properties and its proposed marketing programs are in compliance with such regulations. There can be no assurance that the Company will be able to timely comply with all regulatory changes in all jurisdictions in which the Company's properties are presently offered for sale to the public.

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

ITEM 3

                                LEGAL PROCEEDINGS

     During 1997, the Company was successful in settling the lawsuit entitled LEE SU WEN NI ET. AL. V. THE DELTONA CORPORATION AND SCAFHOLDING B.V., Case No. 95-4422-CA-E, which was filed in the Circuit Court of Marion County, Florida on October 11, 1995. The plaintiff had alleged that the liquidated damages provision in the Company's installment contracts for the sale of its properties was unenforceable under Florida Law and contested the method utilized by the Company to calculate actual damages in the event of contract cancellations. Pursuant to the settlement, the claims and the case were dismissed with prejudice.

     In the action styled JOSEPH MANCILLA, JR. V. THE DELTONA CORPORATION, filed in the Circuit Court of Dade County, Florida, Case No. 94-09116, the plaintiff, Joseph Mancilla, Jr., former Senior Vice President of the Company, sued the Company on May 17, 1994 for alleged breach of employment contract seeking damages in excess of $391,000 plus an unspecified amount in employee benefits, costs and attorneys' fees. The Company settled the matter and a general release was entered into in 1995. The Company satisfied its settlement obligations in January 1997 and a Notice of Voluntary Dismissal with prejudice was filed.

     The Company is also a party to certain other legal and administrative proceedings arising in the ordinary course of business. The outcome will not, in the opinion of the Company, have a material adverse effect on the business or financial condition of the Company.

ITEM 5


                    PRICE RANGE OF COMMON STOCK AND DIVIDENDS

     The Company's Common Stock was traded on the New York and Pacific Stock Exchanges under the ticker symbol DLT. On April 6, 1994, both the New York and Pacific Stock Exchanges suspended the Company's Common Stock from trading and instituted procedures to delist the Company's Common Stock. On June 16, 1994, the Company's Common Stock was formally removed from listing and registration on the New York Stock Exchange. As of December 31, 1997, the Company's Common Stock was traded on a limited basis in the over-the-counter markets (on the bulletin board) under the symbol DLTA. The weighted average price per share at which the common stock was traded at the end of the first, second, third and fourth quarters of 1997 is as follows:


                    March 31, 1997           $.227
                    June 30, 1997            $.1544
                    September 30, 1997       $.135
                    December 31, 1997        $.4933

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

                       Consolidated Income Statement Data
                     (in thousands except per share amounts)

                                   Years Ended
                                   ------------------------------------------------------------------------
                                   December 31,   December 31,   December 31,   December 31,   December 31,
                                       1997           1996           1995           1994           1993
                                   ------------   ------------   ------------   ------------   ------------
Revenues ........................  $   9,425      $     8,650    $    6,688     $    8,541     $   12,099
Costs and expenses...............     10,751            9,877         9,593         12,447         20,871
                                   ---------      -----------    ----------     ----------     ----------
Loss from continuing operations
 before taxes and extraordinary
 items...........................     (1,326)          (1,227)       (2,905)        (3,906)        (8,772)
Provision for income taxes.......        -0-              -0-           -0-            -0-            -0-
                                   ---------      -----------    ----------     ----------     ----------
Loss from operations
 before extraordinary items......     (1,326)          (1,227)       (2,905)        (3,906)        (8,772)
                                   =========      ===========    ==========     ==========     ==========
Extraordinary items:
Gain on settlement related to
  the Marco refund obligation.....       -0-              331           702            -0-            -0-
                                   ---------      -----------    ----------     ----------     ----------
Net income (loss) applicable
  to common stock................. $  (1,326)     $      (896)   $   (2,203)    $   (3,906)    $   (8,772)
                                   =========      ===========    ==========     ==========     ==========
Basic earnings per share amounts:
    Continuing operations......... $    (.20)     $      (.18)   $     (.43)    $     (.59)    $    (1.45)
    Extraordinary items...........       .00              .05           .10            .00            .00
                                   ---------      -----------    ----------     ----------     ----------
Net income (loss)................. $    (.20)     $      (.13)   $     (.33)    $     (.59)    $    (1.45)
                                   =========      ===========    ==========     ==========     ==========
Weighted average common shares
 outstanding...................... 6,753,587        6,729,648     6,699,923      6,514,988      6,056,743
                                   =========      ===========    ==========     ==========     ==========
                         Consolidated Balance Sheet Data
                                 (in thousands)

                                   December 31,   December 31,   December 31,   December 31,   December 31,
                                       1997           1996           1995           1994           1993
                                   ------------   ------------   ------------   ------------   ------------
Total assets...................... $    13,560    $   19,442     $  19,180      $  22,109      $  26,565
                                   ===========    ==========     =========      =========      =========
Liabilities....................... $    19,174    $   37,301     $  36,192      $  38,930      $  40,856
Stockholders' equity (deficiency).      (5,614)      (17,879)      (17,013)       (16,821)       (14,291)
                                   -----------    ----------     ---------      ---------      ---------
Total liabilities and stockholders'
 equity (deficiency).............. $    13,560    $   19,422     $  19,180      $  22,109      $  26,565
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

As part of the Selex transaction, Selex was granted an option, approved by the holders of a majority of the outstanding shares of the Company's Common Stock at the Company's 1992 Annual Meeting, to convert the Selex Loan, or any portion thereof, into a maximum of 850,000 shares of the Company's Common Stock at a per share conversion price equal to the greater of (i) $1.25 or (ii) 95% of the market price of the Company's Common Stock at the time of conversion, but in no event greater than $4.50 per share (the "Option"). However, on September 14, 1992, Selex formally waived and relinquished its right to exercise the Option as to 250,000 shares of the Company's Common Stock to enable the Company to settle certain litigation involving the Company through the issuance of approximately
250,000 shares of the Company's Common Stock to the claimants, without jeopardizing the utilization of the Company's net operating loss carry forward. On February 17, 1994, Selex exercised the remaining full 600,000 share Option at a conversion price of $1.90 per share, such that $1,140,000 in principal was repaid under the First Selex Loan through such conversion. As a consequence of such conversion, Selex holds 2,820,066 shares of the Company's Common Stock (20.82% of the outstanding shares of Common Stock of the Company based upon the number of shares of the Company's Common Stock outstanding as of March 20,
1998).

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

On November 4, 1997, at the 1997 Annual Meeting, the Company's stockholders approved an Agreement between the Company and its lenders that would substantially reduce the Company's outstanding debt obligation of $25.3 million (the "Agreement"). The Agreement, consummated effective December 30, 1997 upon approval of the Division of Florida Land Sales, Condominiums and Mobile Homes, resulted in a reduction in the Company's outstanding debt obligation through the conveyance of all remaining land inventory and obligations in the Company's St. Augustine Shores Subdivision and the issuance of approximately 6.8 million shares of Common Stock at $1.00 per share (par value). Additionally, the lenders purchased $7.5 million in contracts receivable from the Company to generate working capital and further reduce the debt obligation. Specifically:

     1. Selex sold its remaining debt ($2,664,736), including the Empire note, to Yasawa and the Company owes no further duty or obligation to Selex, which provided the Company a release. The debt purchased by Yasawa was satisfied through Yasawa's purchase of 2,664,736 shares of Common Stock issued by the Company at a per share conversion price of One Dollar ($1.00), which is equal to par value.

     2. Swan Development Corporation ("Swan") had previously acquired $5,529,501 of the Company's debt from Selex. This $5,529,501 was satisfied through the Company's conveyance of all of the Company's remaining land inventory and obligations in its St. Augustine Shores Subdivision to Swan . The price, based upon appraised value, was adjusted to take into account the development obligations on sold lots assumed by Swan.

     3. Scafholding B.V. ("Scafholding") an affiliate of Selex and Yasawa, purchased approximately $7.5 million in contracts receivable from the Company at seventy-five percent (75%) of face value with recourse for non-performing contracts. This sale generated approximately $5.6 million, $1,982,457 of which was used to reduce outstanding debt to Yasawa. The balance (of which $1 million is in the form of a promissory note from Scafholding to the Company) will be used by the Company to pay a portion of the delinquent real estate taxes, to implement its marketing programs, to initiate development of TimberWalk and to meet the Company's working capital requirements.

     4. A $4,144,602 portion of the Company's debt to Yasawa was satisfied through Yasawa's purchase of 4,144,602 shares of Common Stock issued by the Company at a per share conversion price of One Dollar ($1.00), which is equal to par value.

     5. As of December 31, 1997, the Company's outstanding debt to Scafholding was $2,293,950, secured by a first lien on the Company's receivables; the Company's outstanding debt to Yasawa was $6,692,732 secured by a second lien on the Company's receivables and a mortgage on all of the Company's property. As of December 31, 1997, loans outstanding to Yasawa and Scafholding totaled $8,986,682. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value.

     6. In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse, to meet the Company's ongoing capital requirements.

Prior to November 4, 1997 and independent of the Agreement outlined above, Selex and Yasawa agreed to forgive $2,050,818 in accrued interest on the Company's debt to them.

Through Yasawa's acquisition of the 6,809,338 shares of Common Stock of the Company referenced above, Mr. Antony Gram's beneficial ownership increased from 3,109,703 shares to 9,919,041 shares (73.23% of the outstanding shares of Common Stock of the Company as of March 20, 1998).

As a consequence of its liquidity position, the Company has not paid delinquent real estate taxes which aggregate approximately $1,485,000 as of December 31, 1997; non-payment of these delinquent taxes may adversely affect the financial condition of the Company. Of the $1,485,000 in delinquent real estate taxes, approximately $112,000 relates to sold lots on which the customer has assumed the obligation to pay but has not done so.

Results of Operations

  Years ended December 31, 1997 and December 31, 1996

     Revenues

     Total revenues were $9,425,000 for 1997 compared to $8,650,000 for 1996.

     Gross land sales were $6,093,000 for 1997 versus $6,816,000 for 1996. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) decreased to $4,045,000 for 1997 from $4,296,000 for 1996. The decrease in sales reflects lower sales from the Company's independent dealer network.

     The Company re-entered the single-family housing business in December, 1992. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues were $1,214,000 for 1997 compared to $1,202,000 in 1996. Housing revenues remained constant in 1997.

     The following table reflects the Company's real estate product mix for 1997 and 1996 (in thousands):

                                                                        Years Ended
                                                                 ---------------------------
                                                                 December 31,   December 31,
                                                                     1997          1996
                                                                 ------------   ------------
Gross Land Sales:
     Retail sales<F1>.........................................   $ 6,093        $ 6,816
                                                                 -------        -------
         Total................................................     6,093          6,816
                                                                 -------        -------
Housing Sales:
     Single Family............................................     1,214          1,188
     Vacation Ownership.......................................       -0-             14
                                                                 -------        -------
         Total................................................     1,214          1,202
                                                                 -------        -------
         Total Real Estate....................................   $ 7,307        $ 8,018
                                                                 =======        =======

------------
<F1> New retail land sales contracts  entered into,  including  deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the years ended December 31, 1997 and December 31, 1996 were $5,359,000 and $6,612,000, respectively. The Company had a backlog of $1,094,000 and $2,089,000 in unrecognized sales as of December 31, 1997 and December 31, 1996, respectively. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price. See
     Note 1 to the Consolidated Financial Statements.

     Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $2,366,000 in 1997 as compared to $1,008,000 for 1996. The increase is a result of the Lot Exchange Trust, which provided sufficient developed inventory for exchanges to customers with undeveloped lots.

     Interest income was $1,367,000 for 1997 compared to $1,464,000 for 1996. This decrease is the result of lower recognition of the Company's valuation discount.

     Other revenues were $433,000 for 1997 compared to $680,000 in 1996. Other revenues are generated principally by the Company's title insurance and real estate brokerage subsidiaries.

     Included in the 1996 results is an extraordinary gain of $331,000 resulting from the final settlement of the Marco class action litigation.

     In 1996 the Company evaluated its property, plant and equipment. As a result, the Company wrote off approximately $1,040,000 of obsolete assets, most of which was fully depreciated. The Company recognized a loss of $40,000 as a result of this write off.

     Costs and Expenses

     Costs and expenses were $10,751,000 for 1997 compared to $9,877,000 in 1996. Cost of sales totaled $2,831,000 for 1997 versus $2,673,000 for 1996. This increase is primarily due to an increase in the cost of improvements on prior period sales.

     Commissions, advertising and other selling expenses totaled $2,517,000 for 1997 versus $2,457,000 for 1996. Advertising and promotional expenditures decreased to $104,000 in 1997 from $118,000 in 1996. Other selling expenses increased to $623,000 in 1997 from $514,000 in 1996 as a result of preparations for the introduction of a new housing line in early 1998.

     General  and  administrative   expenses  were  $1,680,000  in  1997  versus
$1,715,000 for 1996. General and administrative expenses remained constant.

     The Company recorded a $840,000 provision for recourse obligations in 1997.

     Real estate tax expense was $1,338,000 in 1997 compared to $1,251,000 in 1996. Included in real estate tax expense is delinquent interest and administrative fees on delinquent taxes, which accrue interest at 18% per annum.

     Interest expense was $1,545,000 for 1997 as compared to $1,781,000 for 1996. The decrease in interest expense is the result of cessation of interest accrual as of November, 1997 simultaneous with the stockholder's approval of the debt restructuring at the 1997 annual meeting. Total interest cost (none of which represents capitalized) was $1,545,000 for 1997 as compared to $1,781,000 for 1996. No interest was capitalized in 1997 and 1996.

     Net Income

     The Company reported a net loss of $1,326,000 for 1997, compared to a net loss of $896,000 for 1996. Included in the 1996 results is an extraordinary gain of $331,000 resulting from the final settlement of the Marco class action litigation.

  Years ended December 31, 1996 and December 31, 1995

     Revenues

     Total revenues were $8,650,000 for 1996 compared to $ 6,688,000 for 1995.

     Gross land sales were $6,816,000 for 1996 versus $3,623,000 for 1995. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $4,296,000 for 1996 from $2,394,000 for 1995. The increase in sales reflects the Company's marketing program which was initiated in 1995.

     The Company re-entered the single-family housing business in December, 1992. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues were $1,202,000 for 1996 compared to $1,383,000 in 1995. The decrease in housing revenues is directly related to the reduction in the Company's housing advertising and promotional programs for housing due to limited working capital. Housing revenues decreased in both 1995 and 1996 due to the lack of an advertising and promotional program.

     The following table reflects the Company's real estate product mix for 1996 and 1995 (in thousands):

                                                                      Years Ended
                                                               -----------------------------
                                                               December 31,     December 31,
                                                                  1996              1995
                                                               ------------     ------------
Gross Land Sales:
     Retail sales<F1>.........................................$ 6,816           $ 3,623
                                                              -------           -------
         Total................................................  6,816             3,623
                                                              -------           -------
Housing Sales:
     Single Family........................................      1,188             1,328
     Vacation Ownership.......................................     14                55
                                                              -------           -------
         Total................................................  1,202             1,383
                                                              -------           -------
         Total Real Estate....................................$ 8,018           $ 5,006
                                                              =======           =======

 -----------
     <F1> New retail land sales contracts entered into,  including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the years ended December 31, 1996 and December 31, 1995 were $6,612,000 and $6,260,000, respectively. The Company had a backlog of $2,089,000 and $3,100,000 in unrecognized sales as of December 31, 1996 and December 31, 1995, respectively. Such contracts are not included in retail land sales until the applicable rescission Period has expired and the Company has received payments totaling 20% of the contract sales price. See Note 1 to the Consolidated Financial Statements.

     Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $1,008,000 in 1996 as compared to $1,052,000 for 1995. Due to the Company's financial condition, the Company had done minimal development work in the last two years.

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

     Total interest cost (none of which represents capitalized) was $1,781,000 for 1996, as compared to $1,642,000 for 1995. The increase in interest expense is the result of the increase in debt. No interest was capitalized in 1996 and 1995 since the Company had curtailed land development work at its communities.

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

     On a statewide level, the Florida Legislature adopted and implemented the Florida Growth Management Act of 1985 (the "Act") to aid local governments efforts to discourage uncontrolled growth in Florida. The Act precludes the issuance of development orders or permits if public facilities such as transportation, water and sewer services will not be available concurrent with development. Development orders have been issued for, and development has commenced in, the Company's existing communities (with development being virtually completed in certain of these communities). Thus, such communities are less likely to be affected by the new growth management policies than future communities. Any future communities developed by the Company will be strongly impacted by new growth management policies. Since the Act and its implications are constantly being re-examined by the State, together with local governments and various state and local governmental agencies, the Company cannot further predict the timing or the effect of new growth management policies, but anticipates that such policies may increase the Company's permitting and development costs.

     In addition to Florida, other jurisdictions in which the Company's properties are offered for sale have recently strengthened, or are considering strengthening, their regulation of subdividers and subdivided lands in order to provide further assurances to the public, particularly given the adverse publicity surrounding the industry which existed in 1990. The Company has attempted to take appropriate steps to modify its marketing programs and registration applications in the face of such increased regulation, but has incurred additional costs and delays in the marketing of certain of its properties in certain states and countries. For example, the Company has complied with regulations of certain states which require that the Company sell its properties to residents of those states pursuant to a deed and mortgage transaction, regardless of the amount of the down payment. The Company intends to continue to monitor changes in statutes or regulations affecting, or which may affect, the sale of its properties and intends to take all necessary and reasonable action to assure that its properties and its proposed marketing programs are in compliance with such regulations. There can be no assurance that the Company will be able to timely comply with all regulatory changes in all jurisdictions in which the Company's properties are presently offered for sale to the public.

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

     The loan modifications consummated on December 30, 1997, satisfied all Company obligations to Selex and the outstanding loans to Scafholding and Yasawa were restructured. The following table presents information with respect to mortgages and similar debt (in thousands):

                                                                      Years Ended
                                                              ------------------------------
                                                              December 31,      December 31,
                                                                 1997              1996
                                                              ------------      ------------
              Mortgage Notes Payable ..................       $  6,693          $ 18,707
              Other Loans..............................          2,294             3,661
                                                              --------          --------
                  Total mortgages and similar debt.....       $  8,987          $ 22,368
                                                              ========          ========

     Included in Mortgage Notes Payable is the Yasawa loan ($6,693,000 as of December 31, 1997); included in Other Loans is the Scafholding loan ($2,294,000 as of December 31, 1997).

  Contracts and Mortgages Receivable Sales

     In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $2,734,000 as of December 31, 1997). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company is unable to determine what effect this will have, if any, on future cancellations, since it is unable to determine how the bankruptcy or the subsequent sale of the portfolio will impact servicing and collection procedures and the customers' determination to continue to pay under those contracts. The Company has fully reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. In 1997, the Company did not replace any delinquent receivables. As of December 31, 1997 and 1996, $1,279,000 and $1,069,000 in receivables were delinquent, respectively.

     In December, 1992, as described above, the Company sold $10,800,000 of contracts and mortgages receivable to an affiliate of Yasawa at face value, applying the proceeds therefrom to reduce the Bank Loan acquired by Yasawa.

     In March, 1993, the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount of $150,000. As of December 31, 1997, the balance of the holdback account as approximately $121,000.

     In December 1997, Scafholding purchased approximately $7,500,000 in contracts receivable from the Company at seventy-five percent (75%) of face value with recourse for non-performing contracts. This sale generated approximately $5.6 million, $1,982,457 of which was used to reduce outstanding debt to Yasawa. The balance (of which $1 million is in the form of a promissory note from Scafholding to the Company expected to be satisfied by mid-1998) will be used by the Company to pay a portion of the delinquent real estate taxes, to implement its marketing programs, to initiate development of TimberWalk and to meet the Company's working capital requirements.

     The Company was the guarantor of approximately $14,324,000 of contracts receivable sold or transferred as of December 31, 1997, for the transactions described above and had $121,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $3,280,000 remains at December 31, 1997. The Company has been in compliance with all receivable transactions since the consummation of receivable sales.

     In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse, to meet the Company's ongoing capital requirements.

Other Obligations

     As of December 31, 1997, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costing $676,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $458,000, all of which are included in deferred revenue. The total cost to complete improvements at December 31, 1997 was estimated to be approximately $1,159,000. As of December 31, 1997 and December 31, 1996 the Company had in escrow approximately $50,000 and $360,000, respectively, specifically for land improvements at certain of its Central and North Florida communities. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation for St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

     The Company's continuing liquidity problems have precluded the timely payment of the full amount of its real estate taxes. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Delinquent real estate taxes aggregated approximately $1,485,000 as of December 31, 1997. Of the $1,485,000 in delinquent real estate taxes, approximately $112,000 relates to sold lots on which the customer has assumed the obligation to pay but has not done so.

  Liquidity

     Retail land sales have traditionally produced negative cash flow through the point of sale as a result of the regulatory requirement to sell fully developed lots and the additional requirement to pay marketing and selling expenses prior to or shortly after the point of sale. In an effort to offset the negative cash effects of installment land sales, the Company is now attempting to direct its marketing efforts to selling homes and lots together. The success of this direction will be dependent upon the Company's dealer recruiting program and the availability of funds for an advertising and promotion program.

     In December 1997, the Company announced the start of construction on its newest housing development: TimberWalk. TimberWalk will feature a model home center with models built by three premier central Florida home builders. At TimberWalk, home buyers will enjoy the benefits of Deltona's newest design concept, "Everything Included", which includes features that are often considered extra cost upgrades and options by other home builders but are included in TimberWalk's basic prices. Models will range from one to two story homes with two, three or four bedrooms ranging in size from 1,200 square feet to over 2,200 square feet of living space.

     Due to its liquidity problems over the last five years, the Company has been forced to delay payment of certain real estate taxes. The Company has been dependent upon its ability to sell or otherwise finance contracts receivable and/or secure other financing sources to meet its cash requirements. Since 1992, the Company has been largely dependent upon Yasawa and related parties for financing of its operations. Although Yasawa and Scafholding have committed to provide the Company with financing of its contracts receivables at the rate of 65% of face value, with recourse, there can be no guarantee that the Company will be able to generate sufficient receivables to meet its cash flow requirements.


  Year 2000

     The Company utilizes a number of software systems in conjunciton with its community development, contract processing and contract servicing operations. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company's financial position or results of operations in a given year.

ITEM 8

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND SUPPLEMENTAL DATA

                                                                  Page
                                                                 -----
Independent Auditors' Report....................................   26

Consolidated Balance Sheets as of December 31, 1997 and
   December 31, 1996............................................   27

Statements of Consolidated Operations for the years ended
 December 31, 1997, December 31, 1996 and December 31, 1995.....   29

Statements of Consolidated Stockholders' Equity (Deficiency)
 for the years ended December 31, 1997, December 31, 1996
 and December 31, 1995..........................................   30

Statements of Consolidated Cash Flows for the years ended
 December 31, 1997, December 31, 1996 and December 31, 1995.....   31

Notes to Consolidated Financial Statements......................   33

Supplemental Unaudited Quarterly Financial Data.................   44


                          INDEPENDENT AUDITORS' REPORT






TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE DELTONA CORPORATION:


     We have audited the consolidated balance sheets of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related statements of consolidated operations, consolidated stockholders' equity (deficiency) and consolidated cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial operating losses and has continued to experience liquidity crises, causing the Company to be unable to meet certain contractual obligations and has a stockholders' deficiency at December 31, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
March 25, 1998

                           CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                                     ASSETS
                                 (in thousands)


                                                                      December 31,   December 31,
                                                                          1997           1996
                                                                      ------------   ------------
Cash, including escrow deposits
 and restricted cash of $1,293 in 1997 and $845 in 1996
    (Note 7)................................................          $ 1,397        $   907
                                                                      -------        -------
Contracts receivable for land sales (Notes 2, 5 and 8)......            4,356         10,488

Less: Allowance for uncollectible contracts.................           (1,150)        (2,429)

      Unamortized valuation discount........................             (508)        (1,094)
                                                                      -------        -------
Contracts receivable - net..................................            2,698          6,965
                                                                      -------        -------

Mortgages and other receivables - net (Notes 2, 5 and 8)....            1.291            384
                                                                      -------        -------


Inventories, at lower of cost or net realizable value (Notes 3 and 5):


Land and land improvements..................................           7,449          10,287


Other.......................................................              99              99
                                                                      ------         -------


              Total inventories...............................         7,548          10,386
                                                                      ------         -------


Property, plant and equipment - net (Notes 4 and 5)...........           374             413
                                                                      ------         -------

Prepaid expenses and other....................................           252             367
                                                                      ------         -------

              Total...........................................       $13,560         $19,422
                                                                     =======         =======

                  The   accompanying   notes  are  an   integral   part  of  the
                    consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (in thousands except share data)


                                                                      December 31,   December 31,
                                                                          1997           1996
                                                                      ------------   ------------
Mortgages and similar debt (Note 5):

     Mortgage notes  payable .................................        $  6,693       $ 18,707

     Other loans .............................................           2,294          3,661
                                                                      --------       --------

         Total mortgages and similar debt.....................           8,987         22,368

Accounts payable-trade .......................................              75             94

Accrued interest payable (Note 5) ............................               0          1,778

Accrued taxes, principally real estate taxes .................           1,917          3,084

Accrued expenses and other (Notes 2 and 8) ...................           3,995          1,421

Customers' deposits ..........................................             689            792

Deferred revenue (Notes 7 and 8) .............................           3,511          7,764
                                                                      --------       --------

Total liabilities ............................................          19,174         37,301
                                                                      --------       --------

Commitments and contingencies (Notes 1, 2, 5, 7, 8 and 9)

Stockholders' equity (deficiency) (Notes 1, 5, and 10):

     Common  stock,  $1  par  value-authorized  15,000,000  shares;  issued  and outstanding:13,544,277 shares in 1997 and 6,734,572 shares
      in 1996 (excluding 12,228 shares held in treasury)..........      13,544         6,734

     Capital surplus .........................................          51,495        44,714

     Accumulated deficit .....................................         (70,653)      (69,327)
                                                                      --------       -------
Total stockholders' equity (deficiency) ......................          (5,614)      (17,879)
                                                                      --------       -------
                      Total.......................................    $ 13,560       $19,422
                                                                      ========       =======


                   The   accompanying   notes  are  an  integral   part  of  the
                    consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                    THE DELTONA CORPORATION AND SUBSIDIARIES
                        (in thousands except share data)

                                                              Years Ended
                                                 --------------------------------------
                                                 December 31, December 31, December 31,
                                                     1997         1996        1995
                                                 ------------ -----------  ------------
Revenues

 Gross land sales (Notes 2 and 7)..............  $  6,093     $  6,816     $  3,623
 Less: Estimated uncollectible sales...........    (1,528)      (1,706)        (850)
        Contract valuation discount............      (520)        (814)        (379)
                                                 --------     --------     --------
 Net land sales................................     4,045        4,296        2,394
 Sales-housing.................................     1,214        1,202        1,383
 Recognized improvement revenue-prior period
  sales........................................     2,366        1,008        1,052
 Interest income...............................     1,367        1,464        1,019
 Other ........................................       433          680          840
                                                  -------     --------     --------
              Total............................     9,425        8,650        6,688
                                                  -------     --------     --------
Costs and expenses

 Cost of sales-land............................     1,121        1,212          635
 Cost of sales-housing.........................       917        1,005        1,135
 Cost of improvements-prior period sales.......       545          219          395
 Cost of sales-other...........................       248          237          267
 Provision for uncollectible contracts and
   recourse obligations (Note 2)...............       840          -0-          650
 Commissions, advertising, and other selling
  expenses.....................................     2,517        2,457        1,889
 General and administrative expenses...........     1,680        1,715        1,869
 Real estate tax...............................     1,338        1,251        1,111
 Interest expense..............................     1,545        1,781        1,642
                                                  -------     --------     --------
              Total............................    10,751        9,877        9,593
                                                  -------     --------     --------
Loss from operations before income
 taxes and extraordinary items.................    (1,326)      (1,227)      (2,905)
Provision for income taxes (Note 6)............       -0-          -0-          -0-
                                                  -------     --------     --------
Loss from operations before
 extraordinary items...........................    (1,326)      (1,227)      (2,905)

Extraordinary item:
 Gain on settlement related to the Marco
  refund obligation (Note 9)...................       -0-          331          702
                                                  -------     --------    ---------
Net income (loss)..............................  $ (1,326)    $   (896)   $  (2,203)
                                                 ========     ========    =========

Basic earnings (loss) per common and common
 equivalent shares from (Note 10):
 Operations....................................  $   (.20)    $  ( .18)   $   (.43)
 Extraordinary gain............................       .00          .05         .10
                                                 --------     --------    --------
         Net income (loss)...................... $   (.20)    $  ( .13)   $   (.33)
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

          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)

 For the years ended December 31, 1997, December 31, 1996 and December 31, 1995




                                                  Common Stock      Capital      Accumulated
                                                  ($1 par value)    Surplus      Deficit          Total
                                                  --------------    -------      ------------     ---------

Balances, December 31, 1994...................    $ 6,669           $42,738      $(66,228)        $(16,821)
     Issuance of Common Stock for Marco Permit
       Costs..................................         50                50           -0-              100
     Gain from exchange of debt for land
       with related party (Note 5)............        -0-             1,911            -0-           1,911
     Net (loss) for the year..................        -0-               -0-        (2,203)          (2,203)
                                                  -------           -------      --------         --------
Balances, December 31, 1995...................    $ 6,719           $44,699      $(68,431)        $(17,013)
     Issuance of Common Stock for Marco Permit
       Costs..................................         15                15           -0-               30
     Net (loss) for the year..................        -0-               -0-          (896)            (896)
                                                  -------           -------      --------         --------
Balances, December 31, 1996...................    $ 6,734           $44,714      $(69,327)        $(17,879)
     Issuance of Common Stock with Related
      Party...................................      6,810               -0-           -0-            6,810
     Gain from Exchange of Land and Contracts
       Receivables with Related Party.........        -0-             6,781           -0-            6,781
     Net (loss) for the year..................        -0-               -0-        (1,326)          (1,326)
                                                  -------           -------      --------         --------
Balances, December 31, 1997...................    $13,544           $51,495      $(70,653)        $ (5,614)
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

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)


                                                                     Years Ended
                                                      ------------------------------------------
                                                      December 31,    December 31,  December 31,
                                                          1997            1996          1995
                                                      ------------    ------------  ------------
Cash flows from operating activities:
 Cash received from operations:
  Proceeds from sale of residential units............  $   1,272      $   1,182    $  1,416
  Collections on contracts and mortgages receivable..      3,245          2,927       2,285
    Down payments on and proceeds from sales
       of homesites and tracts.......................      1,476          1,517       1,261
      Proceeds from the sale of Contracts Receivables      4,625            -0-         -0-
      Proceeds (uses) from other sources.............         (8)           425          86
                                                       ---------      ---------    --------
              Total cash received from operations....     10,610          6,051       5,048
                                                       ---------      ---------    --------
  Cash expended by operations:
      Cash paid for residential units................        917          1,005       1,135
      Cash paid for land and land improvements.......        621            461         602
      Customer refunds...............................         28            931         874
      Commissions, advertising and other
      selling expenses...............................      2,414          2,515       1,558
     General and administrative expenses.............      1,803          1,892       2,721
      Interest paid..................................        -0-            -0-         -0-
      Real estate taxes paid.........................      2,504          1,314         984
                                                       ---------      ---------   ---------
              Total cash expended by operations......      8,287          8,118       7,874
                                                       ---------      ---------   ---------
              Net cash provided by (used in) operating
                activities...........................      2,323         (2,067)     (2,826)
                                                       ---------      ---------   ---------
Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment......................................         18              6          29
 Payment for acquisition and construction of
   property, plant and equipment.....................         (6)            (4)        (43)
                                                       ---------      ---------   ---------
              Net cash provided by (used in) investing
                activities...........................         12              2         (14)
                                                       ---------      ---------   ---------

Cash flows from financing activities:
 New borrowings......................................        137          2,000       1,390
 Repayment of borrowings.............................     (1,982)           (10)         (8)
                                                       ---------      ---------   ---------
              Net cash provided by (used in) financing
                activities............................    (1,845)         1,990       1,382
                                                       ---------      ---------   ---------
Net increase (decrease) in cash and short term
 investments..........................................       490            (75)     (1,458)
Cash and short term investments, at beginning
 of year..............................................       907            982       2,440
                                                       ---------      ---------   ---------
Cash and short term investments, at end of year....... $   1,397      $     907   $     982
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

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)


Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

                                                                           Years Ended
                                                            ------------------------------------------
                                                            December 31,   December 31,   December 31,
                                                                1997           1996           1995
                                                            ------------   ------------   ------------
Net income (loss)........................................   $ (1,326)      $   (896)      $ (2,203)
                                                            --------       --------       --------
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization.......................         46             60             64
     Provision for estimated uncollectible sales and
      recourse obligations...............................      1,528          1,706          1,500
     Contract valuation discount, net of amortization....        238            279             30
     Net (gain) loss on sale of property, plant
       and equipment.....................................        (18)            35            (19)
     Extraordinary gain on settlement related to the
       Marco refund obligation...........................        -0-           (331)          (702)
     Provision for recourse obligations..................        840            -0-            -0-
(Increase) decrease in assets and increase (decrease) in
   liabilities:
     Gross contracts receivable plus deductions from
      reserves...........................................      2,501         (3,349)          (936)
     Mortgages and other receivables.....................       (907)            29            830
     Land and land improvements..........................        673            844             (8)
     Housing completed or under construction and other...        -0-              5             44
     Prepaid expenses and other..........................        115             71           (154)
     Accounts payable, accrued expenses and other........      1,086          1,461          1,244
     Customers' deposits.................................       (103)            38             32
     Allowance for Marco permit costs....................        -0-         (1,018)          (846)
     Deferred revenue....................................     (2,350)        (1,001)        (1,702)
                                                            --------       --------       --------
         Total adjustments and changes...................      3,649         (1,171)          (623)
                                                            --------       --------       --------
Net cash provided by (used in) operating activities......   $  2,323       $ (2,067)      $ (2,826)
                                                            ========       ========       ========

Supplemental disclosure of non-cash investing and financing activities:

Assets  assigned or conveyed as a reduction of accrued
  expenses, mortgages and notes payable and settlement
  of Marco refund obligation:
     Contracts and mortgages receivable (net)............   $    -0-       $    -0-       $   -0-
                                                            ========       ========       =======
Reduction of accrued interest as a result of the
  capitalization of interest to principal................   $  1,130       $    -0-       $ 4,200
                                                            ========       ========       =======
Reduction of accrued interest as a result of forgiveness
 of interest.............................................   $  2,050       $    -0-       $   -0-
                                                            ========       ========       =======
Reduction of accrued interest and mortgage notes
  payable as a result of an exchange of
  land, property and common stock........................   $ 11,689       $    -0-       $ 2,694
                                                            ========       ========       =======
Reduction of property, plant and equipment as a result
  of exchange of debt....................................   $    -0-       $    -0-       $   112
                                                            ========       ========       =======
Reduction of land as a result of an exchange of debt.....   $  1,953       $    -0-       $   674
                                                            ========       ========       =======
Reduction of deferred revenue as a result of assumption
 of the development obligation by a related party........   $  1,901       $    -0-       $   -0-
                                                            ========       ========       =======
Reduction of accrued expenses as a result of the
  settlement of an obligation with a prior landlord......   $    -0-       $    -0-       $   500
                                                            ========       ========       =======
Common Stock issued for reduction of long-term debt......   $  6,810       $    -0-       $   -0-
                                                            ========       ========       =======
Common stock issued for Marco permit costs...............   $    -0-       $     30       $   101
                                                            ========       ========       =======

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

     The Company has incurred a loss from operations for 1995 of $2,905,000, for 1996 of $1,227,000 and for 1997 of $1,326,000, resulting in a stockholders' deficiency of $5,614,000 as of December 31, 1997.

     Following the completion of the restructuring of its debt in 1997 (see Note
5), the Company commenced the implementation of its business plan by redirecting its focus to single-family housing with the development of TimberWalk. Since 1992, the Company has been largely dependent upon Yasawa and related parties for financing of its operations. The transactions described in Note 5 with Selex, Yasawa, Scafholding and Swan, provided the Company with a portion of its financing requirements enabling the Company to commence implementation of the marketing program and attempt to accomplish the objectives of its business plan, but additional financing will be required in 1998. As a consequence of its liquidity position, the Company continues to be in default on certain obligations, principally its obligation to pay certain real estate taxes. (See
Note 5.)

     The consolidated financial statements do not include any adjustments relating to the recoverability of asset amounts or the amounts of liabilities should the Company be unable to continue as a going concern.

     Due to its liquidity problems over the last five years, the Company has been forced to delay payment of certain real estate taxes. The Company has been dependent upon its ability to sell or otherwise finance contracts receivable and/or secure other financing sources to meet its cash requirements. Since 1992, the Company has been largely dependent upon Yasawa and related parties for financing of its operations. Although Yasawa and Scafholding have committed to provide the Company with financing of its contracts receivables at the rate of 65% of face value, with recourse, there can be no guarantee that the Company will be able to generate sufficient receivables to meet its cash flow requirements.

     Significant Accounting Policies

     The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles. Material intercompany accounts and transactions are eliminated.

     The Company sells homesites under installment contracts which provide for payments over periods ranging from 2 to 10 years. Since the fourth quarter of 1991, the Company has offered only developed lots for sale. Sales of homesites are recorded under the percentage-of-completion method in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("FASB No. 66"). Since 1991, the Company has not recognized a sale until it has received 20% of the contract sales price. During 1997, 1996 and 1995, approximately 87%, 94% and 72%, respectively, of sales were through a single independent dealer in New York.

     At the time of recording a sale the Company records an allowance for the estimated cost to cancel the related contracts receivable through a charge to the provision for uncollectible sales. The amount of this provision and the adequacy of the allowance is determined by the Company's continuing evaluation of the portfolio and past cancellation experience. While

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES


1.   Basis of Presentation and Significant Accounting Policies ( continued)

the Company uses the best information available to make such evaluations, future adjustments to the allowance may be necessary as a result of future national and international economic and other conditions that may be beyond the Company's control. Changes in the Company's estimate of the allowance for previously recognized sales will be reported in earnings in the period in which they become estimable and are charged to the provision for uncollectible contracts.

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

     Interest costs directly related to, and incurred during, a project's construction period are capitalized. No interest has been capitalized in 1995, 1996 and 1997.

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

     When property exchanges and refund transactions are consummated under the Consent Order (see Note 8), any resulting loss is charged against the allowance included in accrued expenses and other. The Company accrues interest on its refund obligations in accordance with the customer refund programs.

     For the purposes of the statements of cash flows, the Company considers its investments, which are comprised of short term, highly liquid investments purchased with a maturity of three months or less, to be cash equivalents.

     In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ( SFAS No. 121), long-lived assets, such as inventories and property, plant and equipment to be held and used are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. As of December 31, 1997, there were no assets considered impaired under the provisions of the Statement.

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

1.   Basis of Presentation and Significant Accounting Policies ( continued)

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

2.   Contracts and Mortgages Receivable

     At December 31, 1997, interest rates on contracts receivable outstanding ranged from 5% to 12% per annum (weighted average approximately 8.5%). The approximate principal maturities of contracts receivable were:

                                                                       December 31,
                                                                           1997
                                                                      --------------
                                                                      (in thousands)
                  1998.................................................$    755
                  1999.................................................     728
                  2000.................................................     670
                  2001.................................................     677
                  2002.................................................     613
                  2003 and thereafter..................................     913
                                                                       --------
                           Total.......................................$  4,356
                                                                       ========

     If a regularly scheduled payment on a contract remains unpaid 30 days after its due date, the contract is considered delinquent. Aggregate delinquent contracts receivable at December 31, 1997 and 1996 approximate $1,151,000 and $910,000, respectively.

     Information with respect to interest rates and average contract lives used in valuing new contracts receivable generated from sales follows:

                                                                        Average     Average Stated    Discounted
                           Years ended                                   Term       Interest Rate      to Yield
                           -----------                                 ----------   --------------    ----------
              December 31, 1997.........................                91 months        8.8%            13.5%
              December 31, 1996.........................                89 months        7.8%            13.5%
              December 31, 1995.........................                92 months        8.2%            13.5%


     In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $2,734,000 as of December 31, 1997). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company is unable to determine what effect this will have, if any, on future cancellations

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



2.   Contracts and Mortgages Receivable - (Continued)

since it is unable to determine how the bankruptcy or the subsequent sale of the portfolio will impact servicing and collection procedures and the customers' determination to continue to pay under those contracts. The Company has fully reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. In 1997, the Company did not replace any delinquent receivables. As of December 31, 1997 and 1996, $1,279,000 and $1,069,000 in receivables were delinquent, respectively.

     In December, 1992, as described above, the Company sold $10,800,000 of contracts and mortgages receivable to an affiliate of Yasawa at face value, applying the proceeds therefrom to reduce the Bank Loan acquired by Yasawa.

     In March, 1993, the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount of $150,000. As of December 31, 1997, the balance of the holdback account as approximately $121,000.

     In December 1997, Scafholding purchased approximately $7,500,000 in contracts receivable from the Company at seventy-five percent (75%) of face value with recourse for non-performing contracts. This sale generated approximately $5.6 million, $1,982,457 of which was used to reduce outstanding debt to Yasawa. The balance (of which $1 million is in the form of a promissory note from Scafholding to the Company expected to be satisfied by mid-1998) will be used by the Company to pay a portion of the delinquent real estate taxes, to implement its marketing programs, to initiate development of TimberWalk and to meet the Company's working capital requirements.

     The Company was the guarantor of approximately $14,324,000 of contracts receivable sold or transferred as of December 31, 1997, for the transactions described above and had $121,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $3,280,000 remains at December 31, 1997. The Company has been in compliance with all receivable transactions since the consummation of receivable sales.

     In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase future contracts receivable at 65% of face value, with recourse, to meet the Company's ongoing capital requirements.

3.   Inventories

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (other inventories consists primarily of vacation ownership units completed):

                                                          December 31,      December 31,
                                                             1997              1996
                                                          ------------      ------------
                                                                  (in thousands)
         Unimproved land..................................$    420         $    420
         Land in various stages of development............   1,888            3,708
         Fully improved land..............................   5,141            6,159
                                                          --------         --------
                  Total...................................$  7,449         $ 10,287
                                                          ========         ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES


4.   Property, Plant and Equipment

     Property, plant and equipment and accumulated depreciation consist of the following:


                                               December 31, 1997       December 31, 1996
                                             ----------------------   ----------------------
                                                       Accumulated              Accumulated
                                              Cost     Depreciation   Cost      Depreciation
                                             ------    ------------   ------    ------------
                                                             (in thousands)

     Land and land improvements.........    $     74   $    -0-       $    74   $   -0-
     Other buildings, improvements and
       furnishings......................       1,013        746         1,013       717
     Construction and other equipment...         675        642           713       670
                                            --------   --------       -------   -------
         Total..........................    $  1,762   $  1,388       $ 1,800   $ 1,387
                                            ========   ========       =======   =======


     Depreciation charged to operations for the years ended December 31, 1997, 1996 and 1995 was approximately $46,000, $60,000 and $64,000, respectively. In 1996 the Company evaluated its property, plant and equipment resulting in the write off of approximately $1,044,000 in obsolete equipment and furniture, resulting in a loss of $40,000.

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

     Prior to November 4, 1997 and independent of the Agreement outlined below, Selex and Yasawa agreed to forgive $2,050,818 in accrued interest on the Company's debt to them.

     Effective December 30, 1997, the Company and its lenders consummated several transactions that resulted in a reduction in the Company's outstanding debt obligation through the conveyance of all remaining land inventory and obligations in the Company's St. Augustine Shores Subdivision and the issuance of approximately 6.8 million shares of Common Stock at $1.00 per share (par value). Additionally, the lenders purchased $7,500,000 in contracts receivable from the Company to generate working capital and further reduce the debt obligation. Selex sold its remaining debt ($2,664,736), including the Empire note, to Yasawa and the Company owes no further duty or obligation to Selex, which provided the Company a release. The debt purchased by Yasawa was satisfied through Yasawa's purchase of 2,664,736 shares of Common Stock issued by the Company at a per share conversion price of One Dollar ($1.00), which is equal to par value. Swan had previously acquired $5,529,501 of the Company's debt from Selex. This $5,529,501 was satisfied through the Company's conveyance of all of the Company's remaining land inventory and obligations in its St. Augustine Shores Subdivision to Swan . The price, based upon appraised value, was adjusted to take into account the development obligations on sold lots assumed by Swan. Scafholding purchased approximately $7,500,000 in contracts receivable from the Company at seventy-five percent (75%) of face value with recourse for non-performing contracts. This sale generated approximately $5.6 million, $1,982,457 of which was used to reduce outstanding debt to Yasawa. The balance (of which $1 million is in the form of a promissory note from Scafholding to the Company expected to be satisfied by mid-1998) will

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES


5.   Mortgages and Similar Debt - (Continued)

be used by the Company to pay a portion of the delinquent real estate taxes, to implement its marketing programs, to initiate development of TimberWalk and to meet the Company's working capital requirements. A $4,144,602 portion of the Company's debt to Yasawa was satisfied through Yasawa's purchase of 4,144,602 shares of Common Stock issued by the Company at a per share conversion price of One Dollar ($1.00), which is equal to par value.

     The following table presents information with respect to mortgages and similar debt (in thousands):

                                                                                December 31,          December 31,
                                                                                    1997                  1996
                                                                                ------------          ------------
         Mortgage Notes Payable ...................................             $  6,693              $ 18,707
         Other Loans...............................................                2,294                 3,661
                                                                                --------              --------
              Total mortgages and similar debt......................            $  8,987              $ 22,368
                                                                                ========              ========


     Included in Mortgage Notes Payable is the Yasawa Loan ($6,693,000 as of December 31, 1997; included in Other Loans is the Scafholding Loan ($2,294,000 as of December 31, 1997). The Scafholding Loan is secured by a first lien on the Company's receivables. The Yasawa Loan is secured by a second lien on the Company's receivables and a mortgage on all of the Company's property. As of December 31, 1997, loans outstanding to Yasawa and Scafholding totaled $8,987,000. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value.

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

     For the years ended December 31, 1997 and 1996, the Company had a net loss for tax purposes and there was no material amount of taxes payable or refundable. Accordingly, there was no tax provision for such years.

     As of December 31, 1997, the Company had a net deferred tax asset of approximately $22,868,000 which primarily resulted from the tax effect of the Company's net operating loss carryforward of $14,893,000 and losses on subsidiaries sold in prior years of $3,960,000. A valuation allowance of $22,868,000 has been established against the net deferred tax asset.

     As of December 31, 1996, the Company had a net deferred tax asset of approximately $22,356,000 which primarily resulted from the tax effect of the Company's net operating loss carryforward of $16,489,000 and losses on subsidiaries sold in prior years of $3,960,000. A valuation allowance of $22,356,000 has been established against the net deferred tax asset.

     The Company's regular net operating loss carryover for tax purposes is estimated to be $38,603,000 at December 31, 1997, of which $6,862,000 was available through 1999, $364,000 through 2002, $9,189,000 through 2005,
$9,780,000 through 2006,  $5,029,000 through 2008,  $5,402,000 through 2009, and the remainder through 2011. In addition to the net operating loss carryover, investment tax credit carryovers of approximately $116,000, which expire from 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES


6.   Income Taxes - (Continued)

through 2001, are available to reduce federal income tax liabilities only after the net operating loss carryovers have been utilized.

     The utilization of the Company's net operating loss and tax credit carry forwards could be impaired or reduced under certain circumstances, pursuant to changes in the federal income tax laws effected by the Tax Reform Act of 1986. Events which affect these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over a three-year period, as defined, and the timing of the utilization of the tax benefit carryforwards.

7.   Liability for Improvements

     The Company has an obligation to complete land improvements upon deeding which, depending on contractual provisions, typically occurs within 90 to 120 days after the completion of payments by the customer. The estimated cost of the remaining development obligation to sold lots and tracts as of December 31, 1997 and 1996 was approximately $1,159,000 and $15,152,000, respectively. The foregoing estimates reflect the Company's current development plans at its communities (see Note 8). These estimates include: estimated development obligations applicable to sold lots of approximately $25,000 and $1,134,000, respectively; a liability to provide title insurance and deeding costs of $676,000 and $1,139,000, respectively; and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $458,000 and $880,000, respectively; all of which are included in deferred revenue. Included in cash at December 31, 1997 and December 31, 1996, are escrow deposits of $50,000 and $360,000, respectively, restricted for completion of improvements in certain of the Company's communities. The Company's development obligation was substantially reduced in 1997 by consummation of the Agreement approved by the Stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

     In May, 1994 the Company implemented a program to have customers who had contracted to purchase property which is undeveloped exchange such property for developed property. As of December 31, 1997, approximately 85% of such customers have opted to exchange or have had their situations otherwise resolved. On December 30, 1997, the Division approved the formation of a Lot Exchange Trust into which the Company conveyed sufficient exchange inventory to provide exchanges to customers with undeveloped lots. Concurrently, the Division released its lien on the Company's contracts receivable, satisfied its mortgage on the Company's property and approved a settlement of all remaining issues under the 1992 Deltona Consent Order.

     The anticipated expenditures for land improvements, title insurance and deeding to complete areas from which sales have been made through December 31, 1997 are as follows:

                                                              December 31, 1997
                                                              -----------------
                                                               (in thousands)
                      1998....................................$    354
                      1999....................................     350
                      2000....................................     160
                      2001+...................................     295
                                                              --------
                           Total..............................$  1,159
                                                              ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES


8.   Commitments and Contingent Liabilities

     Total rental expense for the years ended December 31, 1997, December 31, 1996 and December 31, 1995 was approximately $121,000, $148,000 and $172,000, respectively.

     The Company has no real estate leases that extend beyond 1998. Estimated rental expense under these leases is expected to be approximately $103,000 annually. The Company has no material equipment leases.

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

     In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company was required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders had granted the Division a lien on certain receivables and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through November 1997. In accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to have customers who had contracted to purchase property which is undeveloped exchange such property for developed property. As of December 31, 1997, approximately 85% of such customers have opted to exchange or have had their situations otherwise resolved.

     On December 30, 1997, the Division approved the formation of a Lot Exchange Trust into which the Company conveyed sufficient exchange inventory to provide exchanges to customers with undeveloped lots. Concurrently, the Division released its lien on the Company's contracts receivable, satisfied its mortgage on the Company's property and approved a settlement of all remaining issues under the 1992 Deltona Consent Order.

     As of December 31, 1997, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costing $676,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $458,000, all of which are included in deferred revenue. The total cost to complete improvements at December 31, 1997, including the previously mentioned

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



8.   Commitments and Contingent Liabilities - (Continued)

obligations,  was estimated to be approximately  $1,159,000. As of December
31, 1997 and December 31, 1996 the Company had in escrow approximately $50,000 and $360,000, respectively, specifically for maintenance and improvements at certain of its Central and North Florida communities. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

     The Company's continuing liquidity problems have precluded the timely payment of the full amount of certain real estate taxes. Delinquent real estate taxes aggregated approximately $1,485,000 as of December 31, 1997. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Of the $1,485,000 in delinquent real estate taxes, approximately $112,000 relates to sold lots on which the customer has assumed the obligation to pay but has not done so.

     During 1997, the Company was successful in settling the lawsuit entitled Lee Su Wen Ni et. al. v. The Deltona Corporation and Scafholding B.V., Case No. 95-4422-CA-E, which was filed in the Circuit Court of Marion County, Florida on October 11, 1995. The plaintiff had alleged that the liquidated damages provision in the Company's installment contracts for the sale of its properties was unenforceable under Florida Law and contested the method utilized by the Company to calculate actual damages in the event of contract cancellations. Pursuant to the settlement, the claims and the case were dismissed with prejudice.

     In addition to the matters discussed above and in Note 9, the Company is a party to other litigation relating to the conduct of its business which is routine in nature and, in the opinion of the management, should have no material effect upon the Company's operation.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



9.   Marco Island-Marco Shores Permits - (Continued)


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


10.  Common Stock and Basic earnings per Share Information

     Effective December 30, 1997, the Company entered into agreements with its lenders to substantially reduce the Company's outstanding debt obligation. Yasawa purchased 6,809,338 shares of Common Stock issued by the Company at a per share conversion price of One Dollar ($1.00), which is equal to par value, in satisfaction of $6,809,338 of the Company's debt to Yasawa. Through Yasawa's acquisition of the 6,809,338 shares of Common Stock of the Company referenced above, Mr. Antony Gram's beneficial ownership increased from 3,109,703 shares to 9,919,041 shares (73.23% of the outstanding shares of Common Stock of the Company as of March 20, 1998).

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 in the fourth quarter of 1997. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. All prior-period loss per share data has been computed in accordance with SFAS No. 128.

     The net loss and the average number of shares of common stock and common stock equivalents used to calculate basic earnings (loss) per share for 1997, 1996 and 1995 were $(1,326,000), $(896,000) and $(2,203,000) and 6,753,587,
6,729,748 and 6,699,923, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES




11.  Business Segments

                                                                           Years ended
                                            -------------------------------------------------------------------------
                                            December 31,    December 31,   December 31,   December 31,   December 25,
                                                1997            1996           1995           1994           1993
                                            ------------    ------------   ------------   ------------   ------------
                                                                          (in thousands)
        Revenues
         Real estate:
           Net land sales<F1>.......        $  4,045        $  4,296       $  2,394       $  2,058       $  2,432
           Housing revenues.........           1,214           1,202          1,383          2,543            344
           Improvement revenues<F2>.           2,366           1,008          1,052          1,214          4,725
           Interest income<F3>......           1,367           1,464          1,019          1,046          1,197
           Other....................             -0-             -0-            -0-            -0-             67
                                            --------        --------       --------       --------       --------
             Total real estate......           8,992           7,970          5,848          6,861          8,765
         Other<F4>..................             617             963          1,030          1,832          3,447
         Intersegment sales<F5>.....            (184)           (283)          (190)          (152)          (113)
                                            --------        --------       --------       --------       --------
             Total..................        $  9,425        $  8,650       $  6,688       $  8,541       $ 12,099
                                            ========        ========       ========       ========       ========
         Operating profits (losses)
         Real estate................        $  3,052        $  3,077       $  1,377       $  1,055       $ (3,073)
         Other......................             185             443            341          1,032            279
         General corporate expense..          (3,018)         (2,966)        (2,981)        (4,147)        (4,721)
         Interest expense...........          (1,545)         (1,781)        (1,642)        (1,847)        (1,257)
                                            --------        --------       --------       --------       --------
         Income (loss) from
          continuing operations
          before income taxes
          and extraordinary items...        $ (1,326)       $ (1,227)      $ (2,905)      $ (3,906)      $ (8,772)
                                            ========        ========       ========       ========       ========

                                                               Real
                                                              Estate            Other            Corporate           Total
                                                              ------            --------         ---------         --------
         Identifiable assets........        1997              $ 13,107          $    404         $     49          $ 13,560
                                            1996                18,864               502               56            19,422
                                            1995                18,623               289              268            19,180

         Depreciation expense.......        1997              $     25          $      5         $     16          $     46
                                            1996                    38                 5               17                60
                                            1995                    34                 5               25                64

         Capital expenditures.......        1997              $      6          $    -0-         $    -0-          $      6
                                            1996                     2               -0-                2                 4
                                            1995                    24               -0-               19                43

-----------------------
<F1>     Net land sales consist of gross land sales less estimated uncollectible installment sales and contract valuation discount and, prior to 1992, deferred revenue (see Notes 1, 2 and 7 to Consolidated Financial Statements).

<F2>     Improvement revenues consist of revenue recognized due to completion of improvements on prior period sales and exchanges from undeveloped to developed lots.

<F3>     Interest income primarily  consists of interest earned on contracts and
         mortgages   receivable  and  on  temporary  cash  investments  and  the amortization of valuation discounts.

<F4>     Other consists of revenues from sales other than real estate, the major portion of which came from the country club operations in prior years. In 1994, the major portion consists of a gain of $1,051,000 from the termination of its office lease on its Miami corporate headquarters.

<F5>     Intersegment  sales consist primarily of sales between the Company and its title insurance subsidiary.

                                       43

                 SUPPLEMENTAL UNAUDITED QUARTERLY FINANCIAL DATA
                    (in thousands, except per share amounts)


                                                       Extraordinary
                             (Loss)                    Item: Gain on
                             From                      Settlement
                             Operations                Relating to
                             Before     (Loss)         the            Net
                             Income     From           Marco Refund   Income
                  Revenues   Taxes      Operations     Obligation     (Loss)
                  --------   ---------- ----------     -------------  -------
1997
  First....         $  2,072  $   (429) $   (429)      $    -0-       $  (429)
  Second...            2,291      (174)     (174)           -0-          (174)
  Third....            1,631      (627)     (627)           -0-          (627)
  Fourth...            3,431       (96)      (96)           -0-           (96)
                    --------  --------  --------       --------       -------
Total......         $  9,425  $ (1,326) $ (1,326)      $    -0-       $(1,326)
                    ========  ========  ========       ========       =======

1996
  First....         $  2,017  $   (404) $   (404)      $    -0-       $  (404)
  Second...         $  2,251  $   (179) $   (179)      $    -0-       $  (179)
  Third....         $  2,607  $   (151) $   (151)      $    331       $   180
  Fourth...         $  1,775  $   (493) $   (493)      $    -0-       $  (493)
                    --------  --------  --------       --------       -------
Total......         $  8,650  $ (1,227) $ (1,227)      $    331       $  (896)
                    ========  ========  ========       ========       =======

1995
  First....         $  1,829  $   (667) $   (667)      $    702       $    35
  Second...            1,920      (363)     (363)           -0-          (363)
  Third....            1,218      (743)     (743)           -0-          (743)
  Fourth...            1,721    (1,132)   (1,132)           -0-        (1,132)
                    --------  --------  --------       --------       -------
Total......         $  6,688  $ (2,905) $ (2,905)      $    702       $(2,203)
                    ========  ========  ========       ========       =======




Basic earnings (Loss) Per Share<F1>
-------------------------------
                                                                      Extraordinary  Net Income
                                                       Operations          Items      (Loss)
                                                       ----------     -------------  ----------
1997
         First......................                   $  (.06)       $    .00       $   (.06)
         Second.....................                   $  (.03)       $    .00       $   (.03)
         Third......................                   $  (.09)       $    .00       $   (.09)
         Fourth.....................                   $  (.01)       $    .00       $   (.01)
                                                       -------        --------       --------
Total...............................                   $  (.20)       $    .00       $   (.20)
                                                       =======        ========       ========

1996
         First......................                   $  (.06)       $    .00       $  (.06)
         Second.....................                   $  (.03)       $    .00       $  (.03)
         Third......................                   $  (.02)       $    .05       $   .03
         Fourth.....................                   $  (.07)       $    .00       $  (.07)
                                                       -------        --------       -------
Total...............................                   $  (.18)       $    .05       $  (.13)
                                                       =======        ========       =======

1995
         First......................                   $  (.10)       $    .10       $    .00
         Second.....................                      (.05)            .00           (.05)
         Third......................                      (.11)            .00           (.11)
         Fourth.....................                      (.17)            .00           (.17)
                                                       -------        --------       --------
Total...............................                   $  (.43)       $    .10       $   (.33)
                                                       =======        ========       ========

-------------------

     <F1> Total shown does not agree with basic  earnings per share set forth in the Company's Statement of Consolidated Operations for the year ended December 31, 1997 due to differences in the calculation of the weighted average number of shares outstanding at the end of each quarter during the year.


ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      1. Financial Statements

         See Item 8, Index to Consolidated Financial Statements and Supplemental Data.


(a)      2.   Financial Statement Schedules
                                                                            Page
                                                                           -----
         Independent Auditors' Report..........................             46


         Schedule VIII - Valuation and qualifying accounts for
           the three years ended December 31, 1997.............             47



All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto or the 1998 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, incorporated herein by reference.


(a)      3.   Exhibits

         See the Exhibit Index included herewith.


(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed for the year ended December 31, 1997.

                          INDEPENDENT AUDITORS' REPORT





TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THE DELTONA CORPORATION:


         We have audited the consolidated financial statements of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 25, 1998 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's ability to continue as a going concern), included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in
Item 14(a)2 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
March 25, 1998

                                                                   SCHEDULE VIII

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                                       Additions
                                                                                      Charged to
Those Valuation and Qualifying Accounts           Balance at         Revenues,        Deductions       Balance at
Which are Deducted in the Balance Sheet           Beginning          Costs, and          from            End of
  from the Assets to Which They Apply             of Period          Expenses         Reserves           Period
--------------------------------------            ---------         -----------       ----------       ----------
Year ended December 31, 1997

  Allowance for uncollectible contracts<F1>..     $    2,429        $   1,528         $   2,807        $ 1,150
                                                  ==========        =========         =========        =======

  Unamortized contract valuation discount<F2>.    $    1,094        $     520         $   1,106        $   508
                                                  ==========        =========         =========        =======

Year ended December 31, 1996

  Allowance for uncollectible contracts<F1>..     $    1,629        $   1,706         $     906        $ 2,429
                                                  ==========        =========         =========        =======

  Unamortized contract valuation discount<F2>     $      829        $     814         $     549        $ 1,094
                                                  ==========        =========         =========        =======
Year ended December 31, 1995

  Allowance for uncollectible contracts<F1>.      $    1,373        $     850         $     594        $ 1,629
                                                  ==========        =========         =========        =======

  Unamortized contract valuation discount<F2>     $      913        $     379         $     463        $   829
                                                  ==========        =========         =========        =======

------------

     <F1> Represents estimated  uncollectible  contracts receivable (see Notes 1 and 2 to Consolidated Financial Statements).

     <F2> Represents the unamortized  discount generated from initial valuations of contracts receivable (see Notes 1 and 2 to Consolidated Financial Statements).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DELTONA CORPORATION
(Company)


By:  /s/ Donald O. McNelley                               DATE:   March 25, 1998
     -----------------------------
     Donald O. McNelley, Treasurer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.



/s/  Antony Gram
----------------------------------------
Antony Gram, Chairman of the Board of Directors
         & Chief Executive Officer


/s/ Neil E. Bahr
----------------------------------------
     Neil E. Bahr, Director


/s/Earle D. Cortright, Jr.
----------------------------------------
     Earle D. Cortright, Jr., President,
     Chief Operating Officer & Director


/s/George W. Fischer
----------------------------------------
     George W. Fischer, Director


/s/Rudy Gram
----------------------------------------
     Rudy Gram, Director


/s/Thomas B. McNeill
-----------------------------------------
     Thomas B. McNeill, Director                          DATE:   March 25, 1998