Form 10-Q
period 1998-03-31
DELTONA CORP
filed 1998-05-14
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q
(Mark One)

  _X_     QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
          SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ending March 31, 1998

                                       OR

  ___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from ________ to _______

                          Commission file number 1-4719

                             THE DELTONA CORPORATION
             -----------------------------------------------------
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
                                                  ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of March 31, 1998.

                          PART I FINANCIAL INFORMATION
                          ============================

ITEM 1.   FINANCIAL STATEMENTS


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                 -----------------------------------------------
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                      ------------------------------------
                                 ($000 Omitted)

                                                                 March 31,      December 31,
                                                                   1998             1997
                                                                 ---------      ------------

Cash and temporary cash investments,
 including escrow deposits and restricted
 cash of $814 in 1998 and $1293 in 1997.....................     $      918     $   1,397
                                                                 ----------     ---------
Contracts receivable for land sales - net...................          2,640         2,698
                                                                 ----------     ---------
Mortgages and other receivables - net.......................            693         1,291
                                                                 ----------     ---------

Inventories (b):
 Land and land improvements.................................          7,521         7,449
 Other......................................................             99            99
                                                                 ----------     ---------
     Total inventories......................................          7,620         7,548
                                                                 ----------     ---------

Property, plant, and equipment at cost - net................            366           374
                                                                 ----------     ---------
Prepaid expenses and other..................................            188           252
                                                                 ----------     ---------
     Total..................................................     $   12,425     $  13,560
                                                                 ==========     =========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------


Mortgages and similar debt(c):
 Mortgage notes payable....................................      $    6,670     $   6,693
 Other loans ..............................................           2,030         2,294
                                                                 ----------     ---------
   Total mortgages and similar debt........................           8,700         8,987

Accounts payable, accrued expenses,
 customers' deposits.......................................           6,770         6,676
Allowance for Marco permit costs (d).......................               0             0
Deferred revenue...........................................           3,246         3,511
                                                                 ----------     ---------
     Total liabilities.....................................          18,716        19,174
                                                                 ----------     ---------

Commitments and contingencies (d):
 Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding:1998 and
  1997 - 13,544,277  shares and 6,734,939
  shares  (excluding  12,228 shares
  held in treasury in 1998 and 1997).......................          13,544         13,544
 Capital surplus...........................................          51,441         51,495
 Accumulated deficit.......................................         (71,276)       (70,653)
                                                                 ----------     ----------
     Total stockholders' (deficiency)......................          (6,291)        (5,614)
                                                                 ----------     ----------
          Total............................................      $   12,425     $   13,560
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

                                                               Three Months Ended
                                                             ------------------------
                                                             March 31,      March 31,
                                                               1998           1997
                                                             ---------      ---------
Revenues (a):
 Net land sales......................................       $     644      $   1,129
 House and apartment sales...........................             219            321
 Recognized improvement
  revenue/ prior period
  sales..............................................             266            184
 Interest income.....................................             169            330
 Other revenues......................................              81            108
                                                            ---------      ---------
     Total...........................................           1,379          2,072
                                                            ---------      ---------

Costs and expenses (a):
 Cost of sales and
  improvements.......................................             497            628
 Selling, general and
  administrative and other
  expenses...........................................           1,290          1,417
 Interest expense (c)(e).............................             214            456
                                                            ---------      ---------
     Total...........................................           2,001          2,501
                                                            ---------      ---------

Loss from operations ................................            (622)          (429)
                                                            ---------      ---------
Net Income (Loss)....................................       $    (622)     $    (429)
                                                            =========      =========
Basic earnings (Loss) per common and
 common equivalent shares:
 From operations.....................................            (.05)          (.06)
                                                            ---------      ---------
Net Income (Loss)....................................       $    (.05)     $    (.06)
                                                            =========      =========

Number of common and common
 equivalent shares...................................       13,544,277     6,734,906
                                                            ==========     =========



No dividends have been paid on Common Stock.
Results of operations for the first three months may not be indicative of results which may be expected for the full year. See Notes to Unaudited Condensed Consolidated Financial Statements.
See Management's Analysis of Quarterly Statements of Operations included herein. Certain amounts have been reclassified for comparative purposes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                           FOR THE THREE MONTHS ENDED
                           --------------------------
                        MARCH 31, 1998 AND MARCH 31, 1997
                        ---------------------------------
                                 ($000 Omitted)

                                                               Three Months Ended
                                                             ------------------------
                                                             March 31,      March 31,
                                                               1998           1997
                                                             ---------      ---------
Cash flows from operating activities..............          $    (476)     $     (31)
                                                            ---------      ---------
Cash flows from investing activities:
  Proceeds from sale of property, plant
  and equipment...................................                  0              3
 Payment for acquisition and construction
  of property plant and equipment.................                 (3)            (2)
                                                            ---------      ---------
Net cash provided by (used in) investing
 activities.......................................                 (3)             1
                                                            ---------      ---------

Cash flows from financing activities:
  New borrowings..................................                  0              0
  Repayment of borrowings.........................                  0              0
                                                            ---------      ---------

Net cash provided by (used in) financing
 activities.......................................                  0              0
                                                            ---------      ---------
Net increase (decrease) in cash and
 temporary cash investments (including
 escrow deposits and restricted cash).............               (479)           (30)

Cash and temporary cash investments at
 December 31, 1997 and December 31, 1996..........              1,397            907
                                                            ---------      ---------

Cash and temporary cash investments at
 March 31, 1998 and March 31, 1997................          $     918      $     877
                                                            =========      =========


See Notes to Unaudited Condensed Consolidated Financial Statements. Certain amounts have been reclassified for comparative purposes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                           FOR THE THREE MONTHS ENDED
                           --------------------------
                        MARCH 31, 1998 AND MARCH 31, 1997
                        ---------------------------------
                                 ($000 Omitted)

                                                               Three Months Ended
                                                             ------------------------
                                                             March 31,      March 31,
                                                               1998           1997
                                                             ---------      ---------

Reconciliation of net income (loss)
 to net cash provided by (used in)
 operating activities:

  Net loss..........................................        $    (622)     $   (429)
                                                            ---------      --------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation and amortization.....................               12            14
  Provision for estimated uncollectible sales-net...              241           412
  Contract valuation discount, net of amortization..               54            74
  Net Gain on sale of property, plant &
    equipment.......................................                0            (3)
  Net change in assets and liabilities..............             (161)          (79)
                                                            ---------      --------
     Total adjustments..............................        $     146      $    398
                                                            ---------      --------

  Net cash provided by (used in) operating
     activities.....................................        $    (476)     $    (31)
                                                            =========      ========

  Supplemental disclosure of non cash
      investing and financing activities:

  Common Stock issued for Marco Settlement.........         $       0      $      1
                                                            =========      ========

  Reduction of debt as a result of the conveyance
     of contracts receivable.......................         $     287      $      0
                                                            =========      ========

                                       5

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                                 MARCH 31, 1998
                                 --------------


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


(b)  INVENTORIES

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):

                              Land and Improvements
                              ---------------------

                                                            March 31, December 31,
                                                               1998       1997
                                                            --------- ------------

     Unimproved land...................................     $    420  $    420
     Land in various stages of
      development......................................        2,027     1,888
     Fully improved land...............................        5,074     5,141
                                                            --------  --------
          Total........................................     $  7,521  $  7,449
                                                            ========  ========

     Other inventories consists primarily of vacation ownership units completed.


(c)  MORTGAGES AND SIMILAR DEBT

     Indebtedness under a mortgage and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries.

     The following table presents information with respect to mortgages and similar debt (in thousands):

                                                            March 31,      December 31,
                                                              1998            1997
                                                            ---------      ------------
     Mortgage Notes Payable ............................... $  6,670       $  6,693
     Other Loans...........................................    2,030          2,294
                                                            --------       --------
         Total mortgages and similar debt.................. $  8,700       $  8,987
                                                            ========       ========

                                        6

     Included in Mortgage Notes Payable is the Yasawa Loan ($6,670,000 as of March 31, 1998); included in Other Loans is the Scafholding Loan ($2,030,000 as of March 31, 1998). The Scafholding Loan is secured by a first lien on the Company's receivables. The Yasawa Loan is secured by a second lien on the Company's receivables and a mortgage on all of the Company's property. As of March 31, 1998, loans outstanding to Yasawa and Scafholding totaled $8,700,000. The terms of repayment of this debt have been restructured to provided for a monthly payment of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance of the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value.


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

     In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company was required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders had granted the Division a lien on certain receivables and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through November 1997. In accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to have customers who had contracted to purchase property which is undeveloped exchange such property for developed property. As of March 31, 1998, approximately 85% of such customers have opted to exchange or have had their situations otherwise resolved.

     On December 30, 1997, the Division approved the formation of a Lot Exchange Trust into which the Company conveyed sufficient exchange inventory to provide exchanges to customers with undeveloped lots. Concurrently, the Division released its lien on the Company's contracts receivable, satisfied its mortgage on the Company's property and approved a settlement of all remaining issues under the 1992 Deltona Consent Order. The 1992
     Deltona Consent Order was terminated on April 13, 1998.

     As of March 31, 1998, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costing $557,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $429,000, all of which are included in deferred revenue. The total cost to complete improvements at March 31, 1998, including the previously mentioned obligations, was estimated to be approximately $1,011,000. As of March 31, 1998 the Company had in escrow approximately $50,000 specifically for maintenance and improvements at certain of its Central and North Florida communities. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

     The Company's continuing liquidity problems have precluded the timely payment of the full amount of certain real estate taxes. Delinquent real estate taxes aggregated approximately $1,689,000 as of March 31, 1998. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Of the $1,689,000 in delinquent real estate taxes, approximately $48,000 relates to sold lots on which the customer has assumed the obligation to pay but has not done so.

     In addition to the matters discussed above and in Note 9 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company is a party to other litigation relating to the conduct of its business which is routine in nature and, in the opinion of the management, should have no material effect upon the Company's operation.


(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $214,000 and $456,000, none was capitalized for the three months ended March 31, 1998 and March 31, 1997, respectively.


(f)  EARNINGS OR LOSS PER SHARE

     Basic earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The earnings (loss) and the average number of shares of Common Stock and common stock equivalents used to calculate earnings per share for the three months ended March 31, 1998 and March 31, 1997 were $(622,000) and $(429,000) and 13,544,277 and 6,734,906, respectively.

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


     3. Scafholding, purchased approximately $7.5 million in contracts receivable from the Company at seventy-five percent (75%) of face value with recourse for non-performing contracts. This sale generated approximately $5.6 million, $1,982,457 of which was used to reduce outstanding debt to Yasawa. The balance (of which $1 million is in the form of a promissory note from Scafholding to the Company) will be used by the Company to pay a portion of the delinquent real estate taxes, to implement its marketing programs, to initiate development of TimberWalk and to meet the Company's working capital requirements.

     4. A $4,144,602 portion of the Company's debt to Yasawa was satisfied through Yasawa's purchase of 4,144,602 shares of Common Stock issued by the Company at a per share conversion price of One Dollar ($1.00), which is equal to par value.

As of March 31, 1998, the Company's outstanding debt to Scafholding was $2,029,709, secured by a first lien on the Company's receivables; the Company's outstanding debt to Yasawa was $6,670,291 secured by a second lien on the Company's receivables and a mortgage on all of the Company's property. As of March 31, 1998, loans outstanding to Yasawa and Scafholding totaled $8,700,000. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value.

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

As a consequence of its liquidity position, the Company has not paid delinquent real estate taxes which aggregate approximately $1,689,000 as of March 31, 1998; non-payment of these delinquent taxes may adversely affect the financial condition of the Company.

On March 10, 1998, the Company entered into a related party agreement with Swan Development Corporation ("Swan") whereby Swan acquired approximately $375,000 in property in Marion Oaks in exchange for their obligation to construct an office building to house the Company's corporate office and TimberWalk sales center. The sales price will provide rent credits for approximately four and one-half years to the Company.



RESULTS OF OPERATIONS
---------------------

For the three months ended March 31, 1998 and March 31, 1997.

Revenues
--------

Total revenues were $1,379,000 for the first quarter of 1998 compared to $2,072,000 for the comparable 1997 period.

Gross land sales were $966,000 for the first quarter of 1998 versus $1,682,000 for the first quarter of 1997. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) decreased to $644,000 for the first three months of 1998 from $1,129,000 for the first three months of 1997. The decrease in sales reflects lower sales from the Company's independent dealer network.

There were no bulk land sales for the first quarter of 1998 or 1997. In light of the Company's diminished bulk land sales inventory it is anticipated that the Company will produce a negligible volume of bulk land sales. See "Liquidity and Capital Resources -- Mortgages and Similar Debt".

Housing revenues were $219,000 for the three months ended March 31, 1998 compared to $321,000 for the same period in 1997. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues decreased as of result of lower sales from the Company's independent dealer network. The backlog of houses under construction was $1,206,000 and $409,000 for the three months ended March 31, 1998 and March 31, 1997, respectively. The Company in the process of developing TimberWalk, a new housing community in Ocala, Florida, which is anticipated to open in June, 1998.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                                 Three Months Ended
                                 -------------------
                                 March 31, March 31,
                                  1998        1997
                                 --------- ---------
          Gross Land Sales:
          Retail Sales<F1>      $    966  $ 1,682
                                 --------  -------
          Housing Sales:
          Single Family               219      321
                                 --------  -------
               Total Real Estate $  1,185  $ 2,003
                                 ========  =======



---------------------

<F1> New retail land sales contracts  entered into,  including  deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the three months ended March 31, 1998 and March 31, 1997 were $769,000 and $1,688,000, respectively. The Company had a backlog of approximately $794,000 in unrecognized sales as of March 31, 1998. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $265,000 for the first quarter of 1998 as compared to $184,000 for the first quarter of 1997.

Interest income was $168,800 for the first three months of 1998 as compared to $330,000 for the first three months of 1997. The decrease is the result of a decrease in the Company's contracts receivable. Resulting from the sale of $7,500,000 in contracts receivable for the fourth quarter 1997.

Other revenues were $81,000 as compared to $108,000 for the three months ended March 31, 1998 and March 31, 1997, respectively. Other revenues are generated principally by the Company's title insurance and real estate brokerage subsidiaries.


Costs and Expenses
------------------

Costs and expenses for the first three months of 1998 were $2,001,000 compared to $2,501,000 for the same period in 1997. Cost of sales totaled $497,000 for the three months ended March 31, 1998 compared to $628,000 for the three months ended March 31, 1997.

Commissions, advertising and other selling expenses totaled $609,000 for the three months ended March 31, 1998 compared to $649,000 for the three months ended March 31, 1997. The lower retail sales levels resulting in reduced commission expense however other selling expenses increased to $277,000 for the three months period of 1998 versus $167,000 for 1997 as a result of start up costs incurred in preparation of the Company's new housing community in TimberWalk. Advertising and promotional expenditures decreased to $16,000 from $30,000 for the three month period of 1998 versus 1997.

General and administrative expenses were $424,000 for the first three months of 1998 compared to $462,000 for the first three months of 1997. General and administrative expenses have remained constant from period to period.


Real estate tax expense was $257,000 for the period ended March 31, 1998 as compared to $305,000 for the period ended March 31, 1997. Included in real estate tax expense is interest and administrative fees on delinquent taxes, which accrue interest at 18% per annum.

Interest expense for the first three months of 1998 was $214,000, compared to $456,000 for the first three months of 1997. The decrease in interest expense is the result of a lower outstanding debt resulting from the debt reduction accomplished in the fourth quarter of 1997.

Net Income (Loss)
-----------------

The Company reported a net loss of $622,000 for the three months ended March 31, 1998 as compared to a net loss of $429,000 for the three months ended March 31, 1997.



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



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Mortgages and Similar Debt
--------------------------

Indebtedness   under  a  mortgage  and  loan  agreements  is  collateralized  by
substantially  all  of  the  Company's   assets,   including  stock  of  certain
wholly-owned subsidiaries.

The loan modifications consummated on December 31, 1997, satisfied all Company obligations to Selex and the outstanding loans to Scafholding and Yasawa were restructured. The following table presents information with respect to mortgages and similar debt (in thousands):

                                                        Years Ended
                                                  -----------------------
                                                  March 31,  December 31,
                                                     1998       1997
                                                  --------- -------------
          Mortgage Notes Payable........          $  6,670  $  6,693
          Other Loans...................             2,030     2,294
                                                  --------  --------
          Total Mortgages and
          Similar Debt..................          $  8,700  $  8,987
                                                  ========  ========

Included in Mortgage Notes Payable is the Yasawa Loan ($6,670,000 as of March 31, 1997); included in Other Loans is the Scafholding Loan ($2,030,000 as of March 31, 1997).


     CONTRACTS AND MORTGAGES RECEIVABLE SALES


In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,388,000 as of December 31, 1995). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company is unable to determine what effect this will have, if any, on future cancellations, since it is unable to determine how the bankruptcy or the subsequent sale of the portfolio will impact servicing and collection procedures and the customers' determination to continue to pay under those contracts. The Company has fully reserved for the amount of the holdback account and the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. In 1996, the Company replaced $293,000 in delinquent receivables. During the first quarter of 1998, the Company did not replace any delinquent receivables. As of March 31, 1998 and 1997, $1,302,000 and $1,271,000 in receivables were delinquent, respectively.

In December, 1992, as described above, the Company sold $10,800,000 of contracts and mortgages receivable to an affiliate of Yasawa at face value, applying the proceeds therefrom to reduce the Bank Loan acquired by Yasawa.

In March, 1993, the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount of $150,000. As of March 31, 1998, the balance of the holdback account as approximately $121,000.

In December 1997, Scafholding purchased approximately $7,500,000 in contracts receivable from the Company at seventy-five percent (75%) of face value with recourse for non-performing contracts. This sale generated approximately $5.6 million, $1,982,457 of which was used to reduce outstanding debt to Yasawa. The balance (of which $1 million is in the form of a promissory note from Scafholding to the Company expected to be satisfied by mid-1998) was used by the Company to pay a portion of the delinquent real estate taxes, to implement its marketing programs, to initiate development of TimberWalk and to meet the Company's working capital requirements.

The Company was the guarantor of approximately $13,673,000 of contracts receivable sold or transferred as of March 31, 1997, for the transactions described above and had $121,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $3,188,000 remains at March 31, 1998. The Company has been in compliance with all receivable transactions since the consummation of receivable sales.

In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse, to meet the Company's ongoing capital requirements.

     OTHER OBLIGATIONS

As of March 31, 1998, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costing $557,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $429,000, all of which are included in deferred revenue. The total cost to complete improvements at March 31, 1998 was estimated to be approximately $1,011,000. As of March 31, 1998 the Company had in escrow approximately $50,000 specifically for land improvements at certain of its Central and North Florida communities. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $ 5,800,000.

The Company's continuing liquidity problems have precluded the timely payment of the full amount of its real estate taxes. Delinquent real estate taxes aggregated approximately $1,689,000 as of March 31, 1998. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Of the $1,689,000 in delinquent real estate taxes, approximately $48,000 relates to sold lots on which the customer has assumed the obligation to pay but has not done so.

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

Due to its  liquidity  problems  over the last five years,  the Company has been forced to delay payment of certain real estate taxes. The Company's ability to continue retail land sales and re-establish itself in the housing business will be substantially dependent on its ability to sell or otherwise finance contracts receivable and/or secure other financing sources to meet its cash requirements. Since 1992, the Company has been largely dependent upon Yasawa and related parties for financing of its operations. Although Yasawa and Scafholding have committed to provide the Company with financing of its contracts receivables at the rate of 65% of face value, with recourse, there can be no guarantee that the Company will be able to generate sufficient receivables to meet its cash flow requirements.

     YEAR 2000

The Company utilizes a number of software systems in conjunction with its community development, contract processing and contract servicing operations. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company's financial position or results of operations in a given year.

                           PART II - OTHER INFORMATION
                           ===========================



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               A Report on Form 8-K was filed by the Company on April 7, 1998.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE DELTONA CORPORATION



Date: May 15, 1998                           By: /s/Donald O. McNelley
      ------------                               ------------------------------
                                                 Donald O. McNelley
                                                 Treasurer
                                                 (Principal Financial Officer)