Form 10-Q
period 1998-06-30
DELTONA CORP
filed 1998-08-12
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q
(Mark One)

   _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ending June 30, 1998

                                       OR

   ___          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from ____ to ____
                          Commission file number 1-4719

                             THE DELTONA CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                        59-0997584
--------------------------------------------------------------------------------
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

 999 BRICKELL AVENUE, SUITE 700, MIAMI, FLORIDA                33131
--------------------------------------------------------------------------------
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code  (305) 579-0999
                                                   -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

            Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of June 30, 1998.

PART I FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                 ($000 Omitted)

                                                   June 30,         December 31,
                                                   1998             1997
                                                   -----------      ------------
Cash and temporary cash investments,
 including escrow deposits and restricted
 cash of $759 in 1998 and $1293 in 1997........    $      810       $   1,397
                                                   ----------       ---------
Contracts receivable for land sales - net......         2,376           2,698
                                                   ----------       ---------
Mortgages and other receivables - net..........           186           1,291
                                                   ----------       ---------

Inventories (b):
 Land and land improvements....................         7,494           7,449
 Other.........................................            99              99
                                                   ----------       ---------
               Total inventories...............         7,593           7,548
                                                   ----------       ---------

Property, plant, and equipment at cost - net...           355             374
                                                   ----------       ---------
Prepaid expenses and other.....................           198             252
                                                   ----------       ---------
               Total...........................    $   11,518       $  13,560
                                                   ==========       =========



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Mortgages and similar debt(c):
 Mortgage notes payable........................    $    6,670       $   6,693
 Other loans ..................................         1,730           2,294
                                                   ----------       ---------
   Total mortgages and similar debt............         8,400           8,987

Accounts payable, accrued expenses,
 customers' deposits...........................         6,900           6,676
Deferred revenue...............................         2,812           3,511
                                                   ----------       ---------
               Total liabilities...............        18,112          19,174
                                                   ----------       ---------

Commitments and contingencies (d):
 Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 1998 and
  1997 - 13,544,277 shares and 6,734,939 shares
  (excluding 12,228 shares held in treasury
  in 1998 and 1997)............................        13,544          13,544
 Capital surplus...............................        51,441          51,495
 Accumulated deficit...........................       (71,579)        (70,653)
                                                   ----------       ---------
               Total stockholders'(deficiency).        (6,594)         (5,614)
                                                   ----------       ---------
                             Total.............    $   11,518       $  13,560
                                                   ==========       =========


                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                            FOR THE PERIODS INDICATED
                     ($000 Omitted Except Per Share Amounts)


                                   Six Months Ended        Three Months Ended
                                   June 30,    June 30,    June 30,   June 30,
                                   1998        1997        1998       1997
                                   ----------  ----------  ---------- ----------
Revenues (a):
 Net land sales..................  $  1,519    $   2,091   $    875   $    962
 House and apartment sales.......       661          562        442        241
 Recognized improvement
  revenue/ prior period
  sales..........................       685          761        419        577
 Interest income.................       314          679        145        349
 Other revenues..................       146          270         65        162
                                  ---------    ---------   --------   --------
     Total.......................     3,325        4,363      1,946      2,291
                                  ---------    ---------   --------   --------

Costs and expenses (a):
 Cost of sales and
  improvements...................     1,210        1,265        713        636
 Selling, general and
  administrative and other
  expenses.......................     2,620        2,783      1,330      1,368
 Interest expense (c)(e).........       420          918        207        461
                                   --------    ---------   --------   --------
     Total.......................     4,250        4,966      2,250      2,465
                                   --------    ---------   --------   --------

Loss from operations ............      (925)        (603)      (304)      (174)
                                   --------    ---------   --------   --------
Net Income (Loss)................  $   (925)   $    (603)  $   (304)  $   (174)
                                   ========    =========   ========   ========
Earning (Loss) per share:
 From operations.................  $   (.07)   $    (.09)  $   (.02)  $   (.03)
                                   --------    ---------   --------   --------
Net Income (Loss)................  $   (.07)   $    (.09)  $   (.02)  $   (.03)
                                   =========   =========   =========  ========
Number of common and common
 equivalent shares...............  13,544,277  6,734,932   13,544,277 6,734,939
                                   ==========  =========   ========== =========



No dividends have been paid on Common Stock.
Results of operations for the first six months may not be indicative of results which may be expected for the full year. See Notes to Unaudited Condensed Consolidated Financial Statements.
See Management's Analysis of Quarterly Statements of Operations included herein. Certain amounts have been reclassified for comparative purposes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                         JUNE 30, 1998 AND JUNE 30, 1997
                                 ($000 Omitted)


                                                        Six Months Ended
                                                     June 30,       June 30,
                                                     1998           1997
                                                     ----------     ----------

Cash flows from operating activities..............   $  (   584)    $     (236)
                                                     ----------     ----------

Cash flows from investing activities:
  Proceeds from sale of property, plant
  and equipment...................................            0              3
 Payment for acquisition and construction
  of property plant and equipment.................           (3)            (2)
                                                     ----------     ----------
Net cash provided by (used in) investing
 activities.......................................           (3)             1
                                                     ----------     ----------

Cash flows from financing activities:
  New borrowings..................................            0              0
  Repayment of borrowings.........................            0              0
                                                     ----------     ----------

Net cash provided by (used in) financing
 activities.......................................            0              0
                                                     ----------     ----------

Net increase (decrease) in cash and
 temporary cash investments (including
 escrow deposits and restricted cash).............         (587)          (235)

Cash and temporary cash investments at
 December 31, 1997 and December 31, 1996..........        1,397            907
                                                     ----------     ----------

Cash and temporary cash investments at
 June 30, 1998 and June 30, 1997..................   $      810     $      672
                                                     ==========     ==========



See Notes to Unaudited Condensed Consolidated Financial Statements.
Certain amounts have been reclassified for comparative purposes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                         JUNE 30, 1998 AND JUNE 30, 1997
                                 ($000 Omitted)

                                                       Six Months Ended
                                                     June 30,       June 30,
                                                     1998           1997
                                                     ----------     ----------
Reconciliation of net income (loss)
 to net cash provided by (used in)
 operating activities:

  Net loss.......................................... $    (925)     $   (603)
                                                     ---------      --------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation and amortization.....................        21            28
  Provision for estimated uncollectible sales-net...       531           782
  Contract valuation discount, net of amortization..        65           157
  Net Gain on sale of property, plant &
    equipment.......................................         0            (3)
  Net change in assets and liabilities..............      (276)         (597)
                                                     ---------      --------
               Total adjustments.................... $     341      $    367
                                                     ---------      --------

  Net cash provided by (used in) operating
    activities...................................... $    (584)     $   (236)
                                                     =========      ========

  Supplemental disclosure of non cash investing and financing activities:

  Common Stock issued for Marco Settlement.........  $       0      $      1
                                                     =========      ========

  Reduction of debt as a result of the conveyance
    of contracts receivable........................  $     587      $      0
                                                     =========      ========

                    THE DELTONA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

(b)  INVENTORIES

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):

                               Land and Improvements
                                                      June 30,      December 31,
                                                         1998          1997
                                                      ---------     ---------
     Unimproved land.................................. $    420      $    420
               Land in various stages of development..    2,317         1,888
               Fully improved land....................    4,757         5,141
                                                       --------      --------
                             Total.................... $  7,494      $  7,449
                                                       ========      ========

     Other inventories consists primarily of completed vacation ownership units.

(c)  MORTGAGES AND SIMILAR DEBT

     Indebtedness under a mortgage and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries.

     The following table presents information with respect to mortgages and similar debt (in thousands):

                                                     June 30,       December 31,
                                                     1998           1997
                                                     -----------    -----------
         Mortgage Notes Payable ..............       $   6,670      $  6,693
         Other Loans..........................           1,730         2,294
                                                     ---------      --------
          Total mortgages and similar debt....       $   8,400      $  8,987
                                                     =========      ========

     Included in Mortgage Notes Payable is the Yasawa Loan ($6,670,000 as of June 30, 1998); included in Other Loans is the Scafholding Loan ($1,730,000 as of June 30, 1998). The Scafholding Loan is secured by a first lien on the Company's receivables. The Yasawa Loan is secured by a second lien on the Company's receivables and a mortgage on all of the Company's property. As of June 30, 1998, loans outstanding to Yasawa and Scafholding totaled $8,400,000. The terms of repayment of this debt have been restructured to provided for a monthly payment of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance of the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value.

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

     In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company was required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders had granted the Division a lien on certain receivables and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through November 1997. In accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to have customers who had contracted to purchase property which is undeveloped exchange such property for developed property. As of June 30, 1998, approximately 85% of such customers have opted to exchange or have had their situations otherwise resolved.

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

     As of June 30, 1998, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costing $462,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $349,000, all of which are included in deferred revenue. The total cost to complete improvements at June 30, 1998, including the previously mentioned obligations, was estimated to be approximately $836,000. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

     The Company's continuing liquidity problems have precluded the timely payment of the full amount of certain real estate taxes. Delinquent real estate taxes aggregated approximately $1,707,000 as of June 30, 1998. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Of the $1,707,000 in delinquent real estate taxes, approximately $30,000 relates to sold lots on which the customer has assumed the obligation to pay but has not done so.

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

(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $420,000 and $918,000, none was capitalized for the six months ended June 30, 1998 and June 30, 1997, respectively.

(f)  EARNINGS OR LOSS PER SHARE

     Basic earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The earnings (loss) and the average number of shares of Common Stock and common stock equivalents used to calculate earnings per share for the six months ended June 30, 1998 and June 30, 1997 were $(925,000) and $(603,000)
     and 13,544,277 and 6,734,939, respectively.


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

As of June 30, 1998, the Company's outstanding debt to Scafholding was $1,730,000, secured by a first lien on the Company's receivables; the Company's outstanding debt to Yasawa was $6,670,000 secured by a second lien on the Company's receivables and a mortgage on all of the Company's property. As of June 30, 1998, loans outstanding to Yasawa and Scafholding totaled $8,400,000. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value.

Prior to November 4, 1997 and independent of the Agreement outlined above, Selex and Yasawa agreed to forgive $2,050,818 in accrued interest on the Company's debt to them.

Through Yasawa's acquisition of the 6,809,338 shares of Common Stock of the Company referenced above, Mr. Antony Gram's beneficial ownership increased from 3,109,703 shares to 9,919,041 shares (73.23% of the outstanding shares of Common Stock of the Company as of June 30, 1998).

As a consequence of its liquidity position, the Company has not paid delinquent real estate taxes which aggregate approximately $1,707,000 as of June 30, 1998. Non-payment of these delinquent taxes may adversely affect the financial condition of the Company.

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

As part of the Agreement, if the Company elects to do so, Scafholding agreed to purchase contracts receivable at 65% of face value, with recourse, to meet the Company's ongoing capital requirements. On June 30, 1998, Scafholding purchased approximately $200,000 in contracts receivable from the Company to generate working capital.

RESULTS OF OPERATIONS
---------------------

For the six months ended June 30, 1998 and June 30, 1997.

Revenues
--------

Total revenues were $3,325,000 for the first six months of 1998 compared to $4,363,000 for the comparable 1997 period.

Gross land sales were $2,170,000 for the first six months of 1998 versus $3,165,000 for the first six months of 1997. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) decreased to $1,519,000 for the first six months of 1998 from $2,091,000 for the first six months of 1997. For the three months ended June 30, 1998, net land sales decreased to $875,000 from $962,000 for the comparable 1997 period. The decrease in sales reflects lower sales from the Company's independent dealer network.

There were no bulk land sales for the first six months of 1998 or 1997. In light of the Company's diminished bulk land sales inventory it is anticipated that the Company will produce a negligible volume of bulk land sales. See "Liquidity and Capital Resources -- Mortgages and Similar Debt".

Housing revenues were $661,000 for the six months ended June 30, 1998 compared to $562,000 for the same period in 1997. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues increased as of result of higher sales from the Company's independent dealer network. The backlog of houses under construction was $3,815,000 and $1,502,000 as of June 30, 1998 and June 30, 1997, respectively. The Company recently opened TimberWalk, a new housing community in Ocala, Florida.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                                 Six Months Ended         Three Months Ended
                                June 30,   June 30,      June 30,      June 30,
                                1998       1997          1998            1997
                                ---------  --------      ---------     -------
       Gross Land Sales:
         Retail Sales*          $  2,170   $ 3,165       $  1,204      $  1,483
                                --------   -------       --------      --------

       Housing Sales:
         Single Family               661       562            441           241
                                --------   -------       --------      --------
           Total Real Estate    $  2,831   $ 3,727       $  1,645      $  1,724
                                ========   =======       ========      ========

                                        9


  ---------------------

  * New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the six months ended June 30, 1998 and June 30, 1997 were $2,081,000 and $2,856,000, respectively, and $1,312,000 and $1,168,000 for the second quarters of 1998 and 1997, respectively. The Company had a backlog of approximately $875,000 in unrecognized sales as of June 30, 1998. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $684,000 for the first six months of 1998 ($419,000 for the second quarter of 1998), as compared to $761,000 for the first six months of 1997 ($577,000 for the second quarter 1997).

Interest income was $420,000 for the first six months of 1998 as compared to $679,000 for the first six months of 1997. The decrease is the result of a decrease in the Company's contracts receivable, resulting from the sale of $7,500,000 in contracts receivable for the fourth quarter 1997.

Other revenues were $146,000 for the first six months of 1998 ($65,000 for the second quarter of 1998), as compared to $270,000 for the first six months of 1997 ($162,000 for the second quarter of 1997). Other revenues for the first six months of 1997 included $154,000 of revenue from timbering operations ($104,000 for the second quarter of 1997). Other revenues are currently generated principally by the Company's title insurance and real estate brokerage subsidiaries.

Costs and Expenses
------------------

Costs and expenses were $4,250,000 for the first six months of 1998 ($2,250,000 for the second quarter of 1998), as compared to $4,966,000 for the first six months of 1997 ($2,465,000 for the second quarter of 1997). Cost of sales were $1,210,000 for the first six months of 1998 ($713,000 for the second quarter of 1998), as compared to $1,265,000 for the first six months of 1997 ($636,000 for the second quarter of 1997).

Commissions, advertising and other selling expenses totaled $1,270,000 for the six months ended June 30, 1998 compared to $1,250,000 for the six months ended June 30, 1997 ($661,000 for the second quarter of 1998 as compared to $601,000 for the second quarter of 1997). Advertising and promotional expenses increased to $556,000 for the six month period ended June 30, 1998 versus $349,000 for the same six month period in 1997 ($362,000 for the second quarter of 1998 as compared to $152,000 for the second quarter of 1997) as a result of start up costs incurred in preparation of the Company's new housing community in TimberWalk.

General and administrative expenses were $836,000 for the first six months of 1998 ($412,000 for the second quarter of 1998), as compared to $891,000 for the first six months of 1997 ($429,000 for the second quarter of 1997). General and administrative expenses have remained constant from period to period.

Real estate tax expenses were $514,000 for the first six months of 1998 ($257,000 for the second quarter of 1998), as compared to $642,000 for the first six months of 1997 ($337,000 for the second quarter of 1997). Included in real estate tax expense is interest and administrative fees on delinquent taxes, which accrue interest at 18% per annum.

Interest expense was $420,000 for the first six months of 1998 ($207,000 for the second quarter of 1998), as compared to $918,000 for the first six months of 1997 ($461,000 for the second quarter of 1997). The decrease in interest expense is the result of a lower outstanding debt resulting from the debt reduction accomplished in the fourth quarter of 1997.

Net Income (Loss)
-----------------

The Company reported a net loss of $925,000 for the first six months of 1998 ($304,000 for the second quarter of 1998), as compared to $603,000 for the first six months of 1997 ($174,000 for the second quarter of 1997).
                                       10

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

The loan modifications consummated on December 31, 1997, satisfied all Company obligations to Selex and the outstanding loans to Scafholding and Yasawa were restructured. The following table presents information with respect to mortgages and similar debt (in thousands):

                                                     June 30,       December 31,
                                                     1998           1997
                                                     -----------    -----------
         Mortgage Notes Payable ..............       $   6,670      $  6,693
         Other Loans..........................           1,730         2,294
                                                     ---------      --------
          Total mortgages and similar debt....       $   8,400      $  8,987
                                                     =========      ========


Included in Mortgage Notes Payable is the Yasawa Loan ($6,670,000 as of June 30,
1998); included in Other Loans is the Scafholding Loan ($1,730,000 as of June 30, 1998).

       CONTRACTS AND MORTGAGES RECEIVABLE SALES

In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $2,505,000 as of June 30,
1998). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company is unable to determine what effect this will have, if any, on future cancellations, since it is unable to determine how the bankruptcy or the subsequent sale of the portfolio will impact servicing and collection procedures and the customers' determination to continue to pay under those contracts. The Company has fully reserved for the amount of the holdback account and the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. In 1996, the Company replaced $293,000 in delinquent receivables. During the first six months of 1998, the Company did not replace any delinquent receivables. As of June 30, 1998 and 1997, $1,298,000 and $1,271,000 in receivables were delinquent, respectively.

In December, 1992, as described above, the Company sold $10,800,000 of contracts and mortgages receivable to an affiliate of Yasawa at face value, applying the proceeds therefrom to reduce the Bank Loan acquired by Yasawa.

In March, 1993, the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount of $150,000. As of June 30, 1998, the balance of the holdback account as approximately $122,000.

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

On June 30, 1998, the Company sold approximately $200,000 in contracts receivable to Scafholding to general additional working capital. In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse, to meet the Company's ongoing capital requirements.

The Company was the guarantor of approximately $12,795,000 of contracts receivable sold or transferred as of June 30, 1998, for the transactions described above and had $122,000 on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $3,120,000 remains at June 30, 1998. The Company has been in compliance with all receivable transactions since the consummation of receivable sales.

       OTHER OBLIGATIONS

As of June 30, 1998, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costing $462,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $349,000, all of which are included in deferred revenue. The total cost to complete improvements at June 30, 1998 was estimated to be approximately $836,000. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on

November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $ 5,800,000.

The Company's continuing liquidity problems have precluded the timely payment of the full amount of its real estate taxes. Delinquent real estate taxes aggregated approximately $1,707,000 as of June 30, 1998. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Of the $1,707,000 in delinquent real estate taxes, approximately $30,000 relates to sold lots on which the customer has assumed the obligation to pay but has not done so.

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

In December 1997, the Company announced the start of construction on its newest housing development: TimberWalk. TimberWalk features a model home center with models built by three premier central Florida home builders. At TimberWalk, home buyers enjoy the benefits of Deltona's newest design concept, "Everything Included", with features that are often considered extra cost upgrades and options by other home builders but are included in TimberWalk's basic prices. Models range from one to two story homes with two, three or four bedrooms ranging in size from 1,200 square feet to over 2,200 square feet of living space.

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

PART II - OTHER INFORMATION
---------------------------


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



Date: August 14, 1998                        By: /s/Donald O. McNelley
      ---------------                           ---------------------
                                                 Donald O. McNelley
                                                 Treasurer
                                                 (Principal Financial Officer)