Form 10-Q
period 1998-09-30
DELTONA CORP
filed 1998-11-12
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

    X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ending  September 30, 1998

                                        OR

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to
                          Commission file number 1-4719

                             THE DELTONA CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    59-0997584
--------------------------------------------------------------------------------
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

 8014 SW 135 STREET ROAD, OCALA, FLORIDA                   34473
------------------------------------------------------------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code      (352)307-8100
                                                        -------------

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

            Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of September 30, 1998.

PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 ($000 Omitted)

                                                   September 30,    December 31,
                                                       1998              1997
                                                   -------------    ------------
Cash and temporary cash investments,
 including escrow deposits and restricted
 cash of $591 in 1998 and $1293 in 1997......        $      899       $   1,397
                                                     ----------       ---------
Contracts receivable for land sales - net....             1,956           2,698
                                                     ----------       ---------
Mortgages and other receivables - net........                64           1,291
                                                     ----------       ---------

Inventories (b):
 Land and land improvements..................             7,354           7,449
 Other.......................................                99              99
                                                     ----------       ---------
            Total inventories................             7,453           7,548
                                                     ----------       ---------

Property, plant, and equipment at cost - net.               409             374
                                                     ----------       ---------
Prepaid expenses and other...................               588             252
                                                     ----------       ---------
            Total............................        $   11,369       $  13,560
                                                     ==========       =========



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


Mortgages and similar debt(c):
 Mortgage notes payable.......................       $    6,670       $   6,693
 Other loans .................................            1,430           2,294
                                                     ----------       ---------
   Total mortgages and similar debt...........            8,100           8,987

Accounts payable, accrued expenses,
 customers' deposits..........................            8,466           6,676
Deferred revenue..............................            2,666           3,511
                                                     ----------       ---------
            Total liabilities.................           19,232          19,174
                                                     ----------       ---------

Commitments and contingencies (d):
 Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 1998 and
  1997 - 13,544,277 shares and 6,734,939 shares
  (excluding 12,228 shares held in treasury
  in 1998 and 1997)............................          13,544          13,544
 Capital surplus...............................          51,441          51,495
 Accumulated deficit...........................         (72,848)        (70,653)
                                                     ----------       ---------
            Total stockholders' (deficiency)...          (7,863)         (5,614)
                                                     ----------       ---------
                        Total..................      $   11,369       $  13,560
                                                     ==========       =========

                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                            FOR THE PERIODS INDICATED
                     ($000 Omitted Except Per Share Amounts)


                                Nine Months Ended        Three Months Ended
                             September    September   September     September
                             30, 1998     30, 1997    30, 1998      30, 1997
                             --------     --------    --------      --------
Revenues (a):
 Net land sales............. $  2,238     $  2,947    $    718      $    856
 House and apartment sales..      949          787         289           225
 Recognized improvement
  revenue/ prior period
  sales.....................      845          908         161           147
 Interest income............      433        1,009         119           330
 Other revenues.............      197          343          51            73
                             --------     --------    --------      --------
     Total..................    4,663        5,994       1,338         1,631
                             --------     --------    --------      --------

Costs and expenses (a):
 Cost of sales and
  improvements..............    1,776        1,770         565           505
 Selling, general and
  administrative and other
  expenses..................    4,461        4,068       1,843         1,285
 Interest expense (c)(e)....      620        1,386         199           468
                             --------     --------    --------      --------
     Total..................    6,857        7,224       2,607         2,258
                             --------     --------    --------      --------

Loss from operations .......   (2,194)      (1,230)     (1,269)         (627)
                             --------     --------    --------      --------
Net Income (Loss)........... $ (2,194)    $ (1,230)   $ (1.269)     $   (627)
                             ========     ========    ========      ========
Earning (Loss) per share:
 From operations............ $   (.16)    $   (.18)   $   (.09)     $   (.09)
                             --------     --------    --------      --------
Net Income (Loss)........... $   (.16)    $   (.18)   $   (.09)     $   (.09)
                             ========     ========    ========      ========
Number of common and common
 equivalent shares.......... 13,544,277   6,734,928   13,544,277    6,734,939
                             ========     ========    ========      ========




No dividends have been paid on Common Stock.
Results of operations for the first six months may not be indicative of results which may be expected for the full year. See Notes to Unaudited Condensed Consolidated Financial Statements.
See Management's Analysis of Quarterly Statements of Operations included herein. Certain amounts have been reclassified for comparative purposes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                 ($000 Omitted)


                                                        Nine Months Ended
                                                        -----------------
                                                   September 30,   September 30,
                                                       1998             1997
                                                       ----             ----

Cash flows from operating activities.............. $     (430)     $    (227)
                                                   ----------      ---------

Cash flows from investing activities:
  Proceeds from sale of property, plant
  and equipment...................................          0              3
 Payment for acquisition and construction
  of property plant and equipment.................        (68)            (2)
                                                   ----------      ---------
Net cash provided by (used in) investing
 activities.......................................        (68)             1
                                                   ----------      ---------

Cash flows from financing activities:
  New borrowings..................................          0            138
  Repayment of borrowings.........................          0              0
                                                   ----------      ---------

Net cash provided by (used in) financing
 activities.......................................          0            138
                                                   ----------      ---------
Net increase (decrease) in cash and
 temporary cash investments (including
 escrow deposits and restricted cash).............       (498)           (88)

Cash and temporary cash investments at
 December 31, 1997 and December 31, 1996..........      1,397            907
                                                   ----------      ---------

Cash and temporary cash investments at
 September 30, 1998 and September 30, 1997........ $      899      $     819
                                                   ==========      =========


See Notes to Unaudited Condensed Consolidated Financial Statements. Certain amounts have been reclassified for comparative purposes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                 ($000 Omitted)


                                                       Nine Months Ended
                                           September 30,           September 30,
                                               1998                    1997
                                           -------------           -------------

Reconciliation of net income (loss)
 to net cash provided by (used in)
 operating activities:

  Net loss...............................  $  (2,194)              $   (429)
                                           ---------               --------

Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:

  Depreciation and amortization..........         33                     52
  Provision for estimated uncollectible
   sales-net.............................        797                  1,068
  Contract valuation discount, net of
   amortization..........................        132                    178
  Net Gain on sale of property, plant &
    equipment............................          0                     (3)
  Net change in assets and liabilities...        802                   (292)
                                           ---------               --------
            Total adjustments............  $   1,764               $  1,003
                                           ---------               --------

  Net cash provided by (used in) operating
    activities...........................  $    (430)              $   (227)
                                           =========               ========

  Supplemental disclosure of non cash
    investing and financing activities:

  Reduction of debt as a result of the
    conveyance of contracts receivable...  $     887               $      0
                                           =========               ========

                    THE DELTONA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

(b)         INVENTORIES

            Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):

                                  Land and Improvements
                                  ---------------------

                                                      September 30, December 31,
                                                           1998         1997
                                                      ------------- ------------
            Unimproved land.........................  $     420     $    420
            Land in various stages of development...      2,756        1,888
            Fully improved land.....................      4,178        5,141
                                                      ---------     --------
                        Total.......................  $   7,354     $  7,449
                                                      =========     ========

            Other inventories consists primarily of completed vacation ownership units.

(c)         MORTGAGES AND SIMILAR DEBT

            Indebtedness under a mortgage and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries.

            The following table presents information with respect to mortgages and similar debt (in thousands):

                                                      September 30, December 31,
                                                           1998         1997
                                                      ------------- ------------
            Mortgage Notes Payable .................. $   6,670     $  6,693
            Other Loans..............................     1,430        2,294
                                                      ---------     --------
               Total mortgages and similar debt...... $   8,100     $  8,987
                                                      =========     ========

            Included in Mortgage Notes Payable is the Yasawa Loan ($6,670,000 as of September 30, 1998); included in Other Loans is the Scafholding Loan ($1,430,000 as of September 30, 1998). The Scafholding Loan is secured by a first lien on the Company's receivables. The Yasawa Loan is secured by a second lien on the Company's receivables and a mortgage on all of the Company's property. As of September 30, 1998, loans outstanding to Yasawa and Scafholding totaled $8,100,000. The terms of repayment of this debt have been restructured to provided for a monthly payment of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance of the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Yasawa and Scafholding have not required the company to pay interest for the period September 1, 1998 to the present.

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

            In June, 1992, the Company entered into the 1992 Consent Order with the Division, which replaced and superseded the original Consent Order, as amended and restated. Among other things, the 1992 Consent Order consolidated the Company's development obligations and provided for a reduction in its required monthly escrow obligation to $175,000 from September, 1992 through December, 1993. Beginning January, 1994 and until development is completed or the 1992 Consent Order is amended, the Company was required to deposit $430,000 per month into the escrow account. As part of the assurance program under the 1992 Consent Order, the Company and its lenders had granted the Division a lien on certain receivables and future receivables. The Company defaulted on its obligation to escrow $430,000 per month for the period of January, 1994 through November 1997. In accordance with the 1992 Consent Order, collections on Division receivables were escrowed for the benefit of purchasers from March 1, 1994 through April 30, 1994. In May, 1994 the Company implemented a program to have customers who had contracted to purchase property which is undeveloped exchange such property for developed property. As of September 30, 1998, approximately 87% of such customers have opted to exchange or have had their situations otherwise resolved.

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

            As of September 30, 1998, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costing $390,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $335,000 , all of which are included in deferred revenue. The total cost to complete improvements as of September 30, 1998, including the previously mentioned obligations, was estimated to be approximately $750,000. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

            The Company's continuing liquidity problems have precluded the timely payment of the full amount of certain real estate taxes. Delinquent real estate taxes aggregated approximately $1,864,000 as of September 30, 1998. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Of the $1,864,000 in delinquent real estate taxes, approximately $28,000 relates to sold lots on which the customer has assumed the obligation to pay but has not done so.

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

(e)         CAPITALIZED INTEREST

            The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $1,386,000, none was capitalized for the nine months ended September 30, 1997. Of the total interest cost incurred of $620,000, none was capitalized for the nine months ended September 30, 1998.

(f)         EARNINGS OR LOSS PER SHARE

            Basic earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The earnings (loss) and the average number of shares of Common Stock and common stock equivalents used to calculate earnings per share for the nine months ended September 30, 1998 and September 30, 1997 were $(2,194,000) and $(1,230,000)
            and 13,544,277 and 6,734,928, respectively.

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

            3. Scafholding purchased approximately $7.5 million in contracts receivable from the Company at seventy-five percent (75%) of face value with recourse for non-performing contracts. This sale generated approximately $5.6 million, $1,982,457 of which was used to reduce outstanding debt to Yasawa. The balance (of which $1 million is in the form of a promissory note from Scafholding to the Company) has been used by the Company to pay a portion of the delinquent real estate taxes, to implement its marketing programs, to initiate development of TimberWalk and to meet the Company's working capital requirements.

            4. A $4,144,602 portion of the Company's debt to Yasawa was satisfied through Yasawa's purchase of 4,144,602 shares of Common Stock issued by the Company at a per share conversion price of One Dollar ($1.00), which is equal to par value.

As of September 30, 1998, the Company's outstanding debt to Scafholding was $1,430,000, secured by a first lien on the Company's receivables; the Company's outstanding debt to Yasawa was $6,670,000 secured by a second lien on the Company's receivables and a mortgage on all of the Company's property. As of September 30, 1998, loans outstanding to Yasawa and Scafholding totaled $8,100,000. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Yasawa and Scafholding have not required the company to pay interest for the period September 1, 1998 to the present.

Prior to November 4, 1997 and independent of the Agreement outlined above, Selex and Yasawa agreed to forgive $2,050,818 in accrued interest on the Company's debt to them.

Through Yasawa's acquisition of the 6,809,338 shares of Common Stock of the Company referenced above, Mr. Antony Gram's beneficial ownership increased from 3,109,703 shares to 9,919,041 shares (73.23% of the outstanding shares of Common Stock of the Company as of September 30, 1998).

As a consequence of its liquidity position, the Company has not paid delinquent real estate taxes which aggregate approximately $1,864,000 as of September 30, 1998. Non-payment of these delinquent taxes may adversely affect the financial condition of the Company.

On March 10, 1998, the Company entered into a related party agreement with Swan Development Corporation ("Swan") whereby Swan acquired approximately $375,000 in property in Marion Oaks in exchange for its obligation to construct an office building to house the Company's corporate office and TimberWalk sales center. The sales contract provides for rent credits for approximately four and one-half years to the Company.

As part of the Agreement, if the Company elects to do so, Scafholding agreed to purchase contracts receivable at 65% of face value, with recourse, to meet the Company's ongoing capital requirements. Scafholding purchased the following contracts receivables from the Company to generate working capital for the
Company:

                                                           Approximate
             Date of Purchase                           Amount Purchased
             ----------------                           ----------------
             June 30, 1998                                   $200,100
             July 15, 1998                                   $115,200
             July 31, 1998                                   $179,900
             August 31, 1998                                 $250,400
             September 10, 1998                              $153,400
             September 29, 1998                              $497,100

RESULTS OF OPERATIONS
---------------------
For the nine months ended September 30, 1998 and September 30, 1997.

Revenues
--------

Total revenues were $4,663,000 for the first nine months of 1998 compared to $5,994,000 for the comparable 1997 period.

Gross land sales were $3,245,000 for the first nine months of 1998 versus $4,402,000 for the comparable 1997 period. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) decreased to $2,238,000 for the first nine months of 1998 from $2,947,000 for the first nine months of 1997. For the three months ended September 30, 1998, net land sales decreased to $718,000 from $856,000 for the comparable 1997 period. The decrease in sales reflects lower sales by the Company's independent dealer network.

There were no bulk land sales for the first nine months of 1998 or 1997. In light of the Company's diminished bulk land sales inventory it is anticipated that the Company will produce a negligible volume of bulk land sales. See "Liquidity and Capital Resources -- Mortgages and Similar Debt".

Housing revenues were $949,000 for the nine months ended June 30, 1998 compared to $787,000 for the same period in 1997. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues increased as of result of higher sales by the Company's independent dealer network. The backlog of houses under contract was $3,420,000 and $874,000 as of September 30, 1998 and September 30, 1997, respectively. The Company recently opened TimberWalk, a new housing community in Ocala, Florida.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                                Nine Months Ended        Three Months Ended
                             September    September   September     September
                             30, 1998     30, 1997    30, 1998      30, 1997
                             --------     --------    --------      --------

  Gross Land Sales:
  Retail Sales*              $ 3,245      $ 4,402     $ 1,075       $ 1,236
                             -------      -------     -------       -------

  Housing Sales:
   Single Family                 949          787         289           225
                             -------      -------     -------       -------
        Total Real Estate    $ 4,194      $ 5,189     $ 1,364       $ 1,461
                             =======      =======     =======       =======

----------
* New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the nine months ended September 30, 1998 and September 30, 1997 were $3,216,000 and $4,085,000, respectively, and $1,135,000 and $1,228,000 for the third quarters of 1998 and 1997, respectively. The Company had a backlog of approximately $923,000 in unrecognized sales as of September 30, 1998. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $845,000 for the first nine months of 1998 ($161,000 for the third quarter of 1998), as compared to $907,000 for the first nine months of 1997 ($147,000 for the third quarter 1997).

Interest income was $433,000 for the first nine months of 1998 as compared to $1,009,000 for the first nine months of 1997. The decrease is the result of a decrease in the Company's contracts receivable, resulting from the sale of $7,500,000 in contracts receivable for the fourth quarter 1997 and subsequent sales.

Other revenues were $197,000 for the first nine months of 1998 ($51,000 for the third quarter of 1998), as compared to $342,000 for the first nine months of 1997 ($73,000 for the third quarter of 1997). Other revenues for the first nine months of 1997 included $154,000 of revenue from timbering operations (none for the third quarter of 1997). Other revenues are currently generated principally by the Company's title insurance and real estate brokerage subsidiaries.

Costs and Expenses
------------------

Costs and expenses were $6,857,000 for the first nine months of 1998 ($2,607,000 for the third quarter of 1998), as compared to $7,224,000 for the first nine months of 1997 ($2,258,000 for the third quarter of 1997). Cost of sales were $1,776,000 for the first nine months of 1998 ($565,000 for the third quarter of 1998), as compared to $1,770,000 for the first nine months of 1997 ($505,000 for the third quarter of 1997).

Commissions, advertising and other selling expenses totaled $1,899,000 for the nine months ended September 30, 1998 compared to $1,786,000 for the nine months ended September 30, 1997 ($629,000 for the third quarter of 1998 as compared to $536,000 for the third quarter of 1997). Advertising and promotional expenses increased to $840,000 for the nine month period ended September 30, 1998 versus $523,000 for the same nine month period in 1997 ($284,000 for the third quarter of 1998 as compared to $174,000 for the third quarter of 1997) as a result of increased marketing efforts for the Company's new housing community in TimberWalk.

General and administrative expenses were $1,792,000 for the first nine months of 1998 ($955,000 for the third quarter of 1998), as compared to $1,291,000 for the first nine months of 1997 ($401,000 for the third quarter of 1997). General and administrative expenses have remained constant from period to period. Included in the third quarter of 1998 is approximately

$569,000 relating to compensation to be paid pursuant to the resignation of the former President and Senior Vice President of Marketing Administration.

Real estate tax expenses were $771,000 for the first nine months of 1998 ($257,000 for the third quarter of 1998), as compared to $990,000 for the first nine months of 1997 ($348,000 for the third quarter of 1997). Included in real estate tax expense is interest and administrative fees on delinquent taxes, which accrue interest at 18% per annum.

Interest expense was $620,000 for the first nine months of 1998 ($199,000 for the second quarter of 1998), as compared to $1,386,000 for the first nine months of 1997 ($468,000 for the second quarter of 1997). The decrease in interest expense is the result of a lower outstanding debt resulting from the debt reduction accomplished in the fourth quarter of 1997.

Net Income (Loss)
-----------------

The Company reported a net loss of $2,194,000 for the first nine months of 1998 ($1,269,000 for the third quarter of 1998), as compared to $1,230,000 for the first nine months of 1997 ($627,000 for the third quarter of 1997).

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Mortgages and Similar Debt
--------------------------

Indebtedness   under  mortgage  and  loan   agreements  is   collateralized   by
substantially  all  of  the  Company's   assets,   including  stock  of  certain
wholly-owned subsidiaries.

The loan modifications consummated on December 31, 1997, satisfied all Company obligations to Selex and the outstanding loans to Scafholding and Yasawa were restructured. The following table presents information with respect to mortgages and similar debt (in thousands):
                                       11

                                                      September 30, December 31,
                                                           1998         1997
                                                      ------------- ------------
            Mortgage Notes Payable .................. $   6,670     $  6,693
            Other Loans..............................     1,430        2,294
                                                      ---------     --------
               Total mortgages and similar debt...... $   8,100     $  8,987
                                                      =========     ========

Included in Mortgage Notes Payable is the Yasawa Loan ($6,670,000 as of September 30, 1998); included in Other Loans is the Scafholding Loan ($1,430,000 as of September 30, 1998).

            CONTRACTS AND MORTGAGES RECEIVABLE SALES

In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $2,424,000 as of September 30, 1998). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company is unable to determine what effect this will have, if any, on future cancellations, since it is unable to determine how the bankruptcy or the subsequent sale of the portfolio will impact servicing and collection procedures and the customers' determination to continue to pay under those contracts. The Company has fully reserved for the amount of the holdback account and the estimated future cancellations based on the Company's historical experience for receivables the Company services. However, due to the uncertainty noted above, the Company does not feel there is sufficient information to estimate future cancellations and is unable to determine the adequacy of its reserves to replace or repurchase receivables that become delinquent. In 1996, the Company replaced $293,000 in delinquent receivables. During the first nine months of 1998, the Company did not replace any delinquent receivables. As of September 30, 1998 and 1997, $1,287,000 and $1,138,000 in receivables were delinquent, respectively.

In December, 1992, as described above, the Company sold $10,800,000 of contracts and mortgages receivable to an affiliate of Yasawa at face value, applying the proceeds therefrom to reduce the Bank Loan acquired by Yasawa.

In March, 1993, the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount of $150,000. As of September , 1998, the holdback account was terminated with a $0 balance.

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

The Company sold to Scafholding and Scafholding agreed to purchase contracts receivable at 65% of face value, with recourse, to meet the Company's ongoing capital requirements. Scafholding purchased the following contracts receivables from the Company to generate working capital for the Company:


                                                           Approximate
             Date of Purchase                           Amount Purchased
             ----------------                           ----------------
             June 30, 1998                                   $200,100
             July 15, 1998                                   $115,200
             July 31, 1998                                   $179,900
             August 31, 1998                                 $250,400
             September 10, 1998                              $153,400
             September 29, 1998                              $497,100

The Company was the guarantor of approximately $8,503,000 of contracts receivable sold or transferred as of September 30, 1998, for the transactions described above and had no money on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $1,445,000 remains at September 30, 1998. The Company has been in compliance with all receivable transactions since the consummation of receivable sales.

            OTHER OBLIGATIONS

As of September 30, 1998, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costing $390,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $335,000 , all of which are included in deferred revenue. The total cost to complete improvements at September 30, 1998 was estimated to be approximately $750,000. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $ 5,800,000.

The Company's continuing liquidity problems have precluded the timely payment of the full amount of its real estate taxes. Delinquent real estate taxes aggregated approximately $1,864,000 as of September 30, 1998. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Of the $1,864,000 in delinquent real estate taxes, approximately $28,000 relates to sold lots on which the customer has assumed the obligation to pay but has not done so.

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

In October 1998, the Company received a loan in the amount of $500,000 from parties related to Antony Gram. In addition, in November 1998, Citony Development Corporation advanced $200,000 to the Company for sales and marketing services to be rendered by the Company.


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

PART II - OTHER INFORMATION
---------------------------

Item 5.  OTHER MATERIALLY IMPORTANT EVENTS.

On September 29, 1998, Earle D. Cortright, Jr. and the Company agreed to terms for his resignation as President of the Company effective October 1, 1998. Mr. Cortright will receive the sum of $400,000 as compensation for termination of his Employment Agreement: $200,000 of which was paid in October 1998 and the remaining $200,000 to be paid in January 1999.

In addition, on September 29, 1998, David M. Harden and the Company agreed to terms for his resignation as Senior Vice President - Marketing Administration of the Company effective October 1, 1998.

On October 2, 1998, the Board of Directors appointed Mr. Antony Gram to the position of President of the Company , in addition to his position as Chairman of the Board and Chief Executive Officer. On October 2, 1998, the Board of Directors promoted Sharon J. Hummerhielm from her position as Vice President and Corporate Secretary to the position of Executive Vice President and Corporate Secretary.

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



Date: November 13, 1998                     By: /s/Donald O. McNelley
      -----------------                        ---------------------
                                               Donald O. McNelley
                                               Treasurer
                                               (Principal Financial Officer)