Form 10-K
period 1998-12-31
DELTONA CORP
filed 1999-03-31
CIK 27984

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ending December 31, 1998

                                        OR
   (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from ______ to _______

                          Commission file number 1-4719

                             THE DELTONA CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             59-0997584
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)            Identification Number)

         8014 SW 135th Street Road
                 Ocala, FL                               34473
   (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (352) 307-8100
          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, $1 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,085,000 (based upon the average price of such stock as traded over-the-counter ($.31) at December 31, 1998 multiplied by the 3,498,836 shares of stock owned by non-affiliates, excluding voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock ; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

     Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, as of March 19, 1999, excluding 12,228 shares held in treasury.


                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                    Incorporated Part(s)
  *        Registrant's 1999 Annual Meeting Proxy Statement       Part III
           to  be  filed  with  the Securities and Exchange
           Commission pursuant to Regulation 14A
================================================================================

                             THE DELTONA CORPORATION

                                      INDEX


Form 10-K                                                                  Page
 Item No.               Section Heading in Attached Material              Number
 ---------              ------------------------------------              ------

PART I
  Items 1 and 2 .....   Business......................................         1
                        General.......................................         1
                        Recent Developments...........................         1
                        Business Segments.............................         3
                        Real Estate...................................         4
                        Other Businesses..............................         9
                        Employees.....................................         9
                        Competition...................................         9
                        Regulation....................................         9
  Item 3 ............   Legal Proceedings.............................        12
  Item 4 ............   Not Applicable

PART II
  Item 5 ............   Price Range of Common Stock and Dividends.....        13
  Item 6 ............   Selected Consolidated Financial Information...        14
  Item 7 ............   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations        15
  Item 8 ............   Index to Consolidated Financial Statements and
                         Supplemental Data ...........................        23
  Item 9 ............   Not Applicable

PART IV
  Item 14 ...........   Exhibits, Financial Statement Schedules and
                         Reports on Form 8-K .........................        45

ITEMS 1 AND 2

                                    BUSINESS

General

     The Company was founded in 1962 and is principally engaged in the development and sale of Florida real estate, through the development of planned communities on land acquired for that purpose. The Company offers single-family lots and multi-family and commercial tracts for sale, in communities designed by the Company. The Company is the developer of eleven planned communities in Florida, including TimberWalk, which is located in the western portion of Marion Oaks. Seven communities are completed and four are in various stages of development. The Company plans, designs and develops roads, waterways, recreational amenities, grading and drainage systems within these communities. Since 1962, the Company has sold over 156,000 single-family lots and multi-family and commercial tracts in its communities, in addition to over 13,000 single-family homes and over 4,300 multi-family housing units.

     The Company's land holdings in Florida include an inventory of approximately 17,500 unsold platted single-family and multi-family lots and commercial tracts. (Platting is the process of recording, in the public records of the county where the land is located, a map or survey delineating the legal boundaries of the lots and tracts.) See "Real Estate: Land".

     The Company also operates other businesses related to its real estate activities, such as a title insurance company and a real estate brokerage company. In addition, the Company has designed and constructed country clubs, golf courses and other recreational amenities at its communities, and operated such amenities until their conveyance or sale.

     Historically, the Company had designed, constructed and operated utility systems for the distribution of water and LP gas and for the collection and treatment of sewage, primarily at the Company's communities. However, on June 6, 1989, Topeka Group Incorporated ("Topeka"), a subsidiary of Minnesota Power & Light Company ("MPL"), exchanged the Company's Preferred Stock which it acquired in November, 1985 for the Company's utility subsidiaries. The Company entered into a Developer Agreement for each of its communities, which provides the policies for water and sewer utility services to the Company and it's purchasers.

     The Company is incorporated in Delaware and has its principal office at 8014 SW 135th Street Road, Ocala, Florida 34473. Its telephone number is
(352)307-8100. The Company, as used herein, refers to The Deltona Corporation and, unless the context otherwise indicates, its wholly-owned subsidiaries.


Recent Developments

     In September 1998, the Company moved its principal office from Miami, Florida to TimberWalk at Marion Oaks in Central Florida. This move signifies the Company's commitment to Central Florida and its dedication to the success of its communities.

     On September 29, 1998, Earle D. Cortright, Jr. and the Company agreed to terms for his resignation as President of the Company effective October 1, 1998. Mr. Cortright received the sum of $400,000 as compensation for termination of his Employment Agreement: $200,000 of which was paid in October 1998 and the remaining $200,000 paid in January 1999.

     On September 29, 1998, David M. Harden and the Company agreed to terms for his resignation as Senior Vice President - Marketing Administration of the Company effective October 1, 1998. Mr. Harden will receive the sum of $114,963 as compensation for termination of his Employment Agreement: $20,663.00, which was paid on October 1, 1998 and the balance payable in semi-monthly installments of $4,100 on the 1st and 15th of each month until paid for in full. In addition, in February 1999, Mr. Harden received reimbursement for the actual costs paid by him for closing on the sale of his Miami residence, $16,000, and is entitled to receive reimbursement for the actual costs paid by him for closing on the sale of an alternative home (not to exceed the sum of $14,000).

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

     During 1998, the Company transferred 14 lots and 4 tracts of land to Swan Development Corporation ("Swan"), an affiliate of Yasawa Holdings N.V. ("Yasawa") and Scafholding B.V. ("Scafholding"). In return, Swan built an office complex on part of the land for use by the Company for a period of 54 months, renewable thereafter. The Company valued the land transferred at approximately $440,000 and recorded the net present value of the use of the office complex of approximately $375,000 as prepaid rent. The difference between the net present value of the rent and the cost of the land of approximately $290,000 is recorded as deferred profit at December 31, 1998.

     Additionally during 1998, Scafholding advanced the Company $200,000 against future administrative fees due the Company for selling lots owned by Scafholding. The Company recorded this advance as a deposit. During 1998, the Company earned $27,780 in fees for sold lots.

     On December 9, 1998, the Company announced that they had appointed longtime community development consultant and executive Jim Fleming as President of Deltona Marketing Corporation, the Company's sales and marketing subsidiary. Fleming, who began with the Company on January 4, 1999, has held similar chief marketing executive positions for other large Florida land development firms.

     As of December 31, 1998, the Company's outstanding debt to Scafholding was $1,130,000 , secured by a first lien on the Company's receivables; the Company's outstanding debt to Yasawa was $6,670,000 secured by a second lien on the Company's receivables and a mortgage on all of the Company's property. As of December 31, 1998, loans outstanding from Yasawa and Scafholding to the Company totaled $7,800,000. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Yasawa and Scafholding did not require the Company to pay interest for the period September 1, 1998 to December 31, 1998. As of December 31, 1998, the total amount of interest accrued is approximately $258,000. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate for their existing loans to the Company from 9.6% to 6% per annum.

     From October 9, 1998 through the present, Swan has advanced the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a third lien on the Company's receivables, was
$765,000  and   $5,690,000   as  of  December  31,  1998  and  March  26,  1999,
respectively. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay approximately $2,567,000 in outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements.

Business Segments

     The following table sets forth the total amounts of revenues and operating profits (losses) from continuing operations attributable to each of the Company's business segments for the years ended as indicated. See Note 11 to Consolidated Financial Statements:

                                                        Years ended
                             December 31, December 31,  December 31,  December 31,  December 31,
                                1998         1997          1996          1995          1994
                             ------------ ------------  ------------  ------------  ------------
                                                        (in thousands)
Revenues
Real estate:
  Net land sales<F1>.......  $  3,078     $  4,045      $  4,296      $  2,394      $  2,058
  Housing revenues.........     1,622        1,214         1,202         1,382         2,543
  Improvement revenues<F2>.       956        2,366         1,008         1,052         1,214
  Interest income<F3>......       548        1,367         1,464         1,019         1,046
                             --------     --------      --------      --------      --------
    Total real estate......     6,204        8,992         7,970         5,848         6,861
Other<F4>..................       529          617           963         1,030         1,832
Intersegment sales<F5>.....      (245)        (184)         (283)         (190)         (152)
                             --------     --------      --------      --------      --------
    Total..................  $  6,488     $  9,425      $  8,650      $  6,688      $  8,541
                             ========     ========      ========      ========      ========
Operating profits (losses)
Real estate................  $  1,361     $  3,052      $  3,077      $  1,377      $  1,055
Other <F4>.................        33          185           443           341         1,033
General corporate expense..    (3,173)      (3,018)       (2,966)       (2,981)       (4,147)
Interest expense...........      (812)      (1,545)       (1,781)       (1,642)       (1,847)
                             --------     --------      --------      --------      --------
Income (loss) from
 continuing operations
 before income taxes
 and extraordinary items...  $ (2,591)    $ (1,326)     $ (1,227)     $ (2,905)     $ (3,906)
                             ========     ========      ========      ========      ========

<F1>     Net land sales consist of gross land sales less estimated uncollectible installment sales and contract valuation discount (see Notes 1, 2 and 7 to Consolidated Financial Statements).

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

<F5>     Intersegment sales  consist  primarily of sales between the Company and its title company subsidiary.




Real Estate

     The Company's principal business segment has primarily involved the development and marketing of planned communities in Florida since 1962. The following table sets forth certain information about these communities and other land assets of the Company as of December 31, 1998. For a detailed description of these communities, see "Existing Communities" and "Other Properties". Existing Communities

                                                                      Platted        Unimproved          Improved
                      Acreage      Initial                 Estimated  Lots & Tracts  Unsold Platted      Unsold Platted
                      in           Acquisition    Year     Current    in Masterplan  Lots & Tracts       Lots & Tracts
                      Masterplan   Year           Opened   Population     <F2>          <F2><F3>           <F1><F2>
                      ----------   -----------    ------   ---------- -----------    --------------      --------------
 <F1>Deltona Lakes...   17,203      1962           1962      71,500    34,964               -                  6
 <F1>Marco Island<F4>    7,844      1964           1965      41,070     8,657               -                  -
 <F1>Spring Hill<F5>.   17,240      1966           1967      74,400    32,909               -                  6
 <F1>Citrus Springs<F6> 15,954      1969           1970       6,710    33,783               -                  8<F9>
     St. Augustine
        Shores .......   1,985      1969           1970       7,610     3,130               -                  -<F9>
     Sunny Hills......  17,743      1968           1971       1,410    26,251          12,457                696
 <F1>Pine Ridge.......   9,994      1969           1972       3,300     4,833               -                  3
     Marion Oaks<F6><F7>14,644      1969           1973       8,370    27,537           3,592<F7>            492<F7><F9>
 <F1>Seminole Woods..    1,554      1969           1979         510       262               -                  -

     There is no unplatted acreage in any community.

     Joint Venture Community:

 <F1>Tierra Verde....      666      1976           1977       5,100     1,036               -                  -
                       -------                              -------   -------        --------              -----
     Total............ 104,827                              219,980   173,362          16,049              1,139
                       =======                              =======   =======        ========              =====

                                Other Properties

                                                            Initial
                                                            Acquisition
                                                            Year           Acres
                                                            -----------    -----

     Other Land Assets:
     Other land adjacent to existing communities<F8>...     Various        92
                                                                           --
         Total.........................................                    92
                                                                           ==

----------------------
<F1> Development completed.

<F2> Excluded from these lots and tracts are  approximately  110 improved and 89 unimproved lots and tracts that are required for drainage and cannot be sold, and approximately 141 improved and 334 unimproved lots and tracts that have been removed from sale for encumbrances or additional site development, which can only be sold when these issues are resolved. Also excluded are amenities consisting of 2 administration facility sites, 2 recreational facility sites and 1 unimproved golf course site, as well as approximately 427 tracts reserved for community usage such as for greenbelts, buffer areas, church and school sites.

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

<F5> Includes the South Hernando U.S. # 19 Commerce Center.

<F6> Excludes 83 Citrus  Springs and 63 Marion  Oaks  improved  lots deeded to a purchaser of the Company's contracts receivable as exchange inventory to be available for customers who pre-pay their contracts prior to the installation of water service lines within one mile of their homesite and who wish to commence immediate construction. Unused exchanged inventory will be reconveyed to the Company when all purchased receivables have matured and are paid in full.


<F7> Includes TimberWalk.

<F8> Excludes  3,637 acres of unplatted  natural  preserve in Washington  County restricted for recreational, open space/ park use which can only be sold subject to the underlying land use restrictions

<F9> Not included are 585 improved lots deeded to a collateral trustee on behalf of a purchaser of the Company's contract receivables so they may be sold by the Company to create additional receivables for the Company's replacement obligation. These lots are comprised of 483 lots in Citrus Springs, 101 lots in Marion Oaks and 1 lot in St. Augustine Shores.


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

     Substantially all of the Company's single-family lot and multi-family and commercial tract sales have been made on an installment basis. Of the over 156,000 lots and tracts sold since the Company's inception, contracts receivable presently exist with respect to approximately 425 lots and tracts with an outstanding balance of approximately $4,296,000 at December 31, 1998, excluding contracts receivable of which the Company is a guarantor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 2 to Consolidated Financial Statements.

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

     Single-Family Housing

     Two, three and four bedroom moderately-priced homes are being constructed by independent builders at the Company's Marion Oaks Community, including TimberWalk located in the western portion of Marion Oaks. Houses are sold with the lot included in the sales price; however, the Company also offers build on your own lot program for those purchasers who have previously acquired a lot. The FeatherNest Housing Village in Marion Oaks, where the lot is included in the price of the home, is owned by Conquistador Development Corporation and marketed by the Company. All housing sales are made within the local market and through the Company's independent dealer network. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company is directing a greater portion of its marketing efforts to the sale of lots with homes or lots with compulsory building obligations to offset the negative cash effects of installment land sales, where the price of the lot is paid for over several years and there is no commitment to build.

     Multi-Family Housing

     The Company has designed, constructed and sold more than 4,300 condominium apartment units at its communities in buildings ranging from garden-style apartment complexes to luxury high-rise towers. Every condominium complex constructed by the Company includes at least one pool and patio area; many feature tennis courts and other recreational amenities.

     The Company's limited inventory of multi-family housing is at its vacation ownership complex, The Surf Club, located on the Gulf of Mexico at Marco Island. The bulk of its inventory at The Surf Club was sold prior to 1990.

  Marketing

     The Company has historically sold land and housing on a national and international basis through independent dealers in the United States, Canada and overseas, as well as through Company-affiliated salespeople. For the year ended December 31, 1998, sales by independent dealers in the United States accounted for approximately 99% (in dollar volume) of new land sales contracts; while overseas dealers accounted for approximately 1% of such contracts.

   Existing Communities

     Deltona Lakes

     Deltona Lakes is located 26 miles northeast of Orlando, with its popular tourist attractions of Disney World and Sea World, and is bordered on the northwest by Interstate 4. Opened in 1962, Deltona Lakes now has a population of approximately 71,500. Over 30,000 lots and tracts and over 4,500 single and multi-family housing units have been sold at this community.

     Recreational amenities constructed by the Company include tennis courts, a golf course and country club (which were sold in 1983), and a recreational complex on the shores of Lake Monroe. A 133-room motel, an industrial park, a medical complex, several shopping centers, numerous houses of worship, a fire station, a public library and schools are located in the community. The Company has completed development of this community.

     Marco Island

     The Company's resort community of Marco Island is located 104 miles west of Miami and approximately 17 miles south of Naples, Florida. Over 8,500 lots and tracts and over 4,200 single and multi-family housing units have been sold in this community.

     More than 41,000 persons reside at Marco Island, including a population which more than triples during the winter season. It is the largest of Florida's Ten Thousand Islands and is known for its recreational amenities which, in addition to its 3 1/2 mile white sand beach, sport fishing, sailing and shelling, include golf, tennis, swimming and other recreational activities. The island community has several major shopping centers, banks and savings & loan associations, and medical and professional centers.

     Since the community's opening in January, 1965, the Company has built and operated a yacht club and marina, the Marco Beach Hotel & Villas, and a golf course and country club, all of which have been sold. The Company has also constructed and sold over 3,300 condominium units on the island and The Surf Club, a 44 unit vacation ownership complex. In 1990, the Company completed the sale of substantially all of its remaining vacation ownership weeks at The Surf Club.

     Spring Hill

     Spring Hill, with an estimated population of over 74,000, is located 45 miles north of Tampa-St. Petersburg. Over 32,000 lots and tracts and over 4,000 single-family homes have been sold in this community. The Company has constructed a recreation complex, a country club, and two golf courses, which have been sold. Several shopping centers and medical centers, schools, numerous houses of worship and fire stations are located in the community. The Company has completed the development of this community.

     Citrus Springs

     Citrus Springs, with an estimated population of over 6,700, is located 28 miles southwest of Ocala and 25 miles from the Gulf of Mexico. Over 30,000 lots and tracts and over 700 single-family homes have been sold at this community. A golf course and a clubhouse (sold in 1990) and a community center have been completed by the Company. Several churches, schools and a convenience shopping area are located in the community. In 1992, most of the Company's remaining inventory at this community was sold to Citony Development Corporation ("Citony") for approximately $6,500,000. The Company provides miscellaneous administrative assistance and loan servicing to Citony for a fee.

     In February 1997, the Company finalized the sale of the undeveloped second Citrus Springs Golf Course to a third party, which completed the golf course ("El Diablo") in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" .

     St. Augustine Shores

     St. Augustine Shores, with a population estimated to be over 7,600, is located seven miles south of St. Augustine, between the Intracoastal Waterway and U.S. Highway 1. Over 2,000 single and multi-family housing units and lots and tracts have been sold. In December 1997, the Company sold all of its remaining inventory at St. Augustine Shores to Swan Development Corporation ("Swan"). As part of the purchase, Swan assumed the liability for completing improvements within St. Augustine Shores.

     Certain common areas of the community, such as parks and swale areas, are maintained by the St. Augustine Shores Service Corporation, a non-profit corporation, of which all property owners are members. Several houses of worship, shopping facilities, a recreational building and a golf and country club are also located in the community.

     Sunny Hills

     Sunny Hills, with a population of over 1,400 residents, is located in the Florida Panhandle, 45 miles north of the Gulf of Mexico and 35 miles north of Panama City. Over 12,000 lots and tracts and 300 single-family homes have been sold at this community. The community includes a golf course and country club, which was sold by the Company, several houses of worship and convenience shopping.

     Pine Ridge

     Pine Ridge, with a population of approximately 3,300, is located 34 miles southwest of Ocala. The community's facilities include an equestrian club and tennis courts. The Company sold over 3,500 lots and tracts and more than 53 single-family homes in Pine Ridge prior to the sale of its remaining inventory in 1987.

     Marion Oaks

     Marion Oaks, with a population of over 8,300 residents, is located 18 miles south of Ocala. Over 23,000 lots and tracts have been sold in the community. The community includes playgrounds, two golf courses (both of which are owned by third parties), several recreation buildings, community shopping centers and several houses of worship. In addition, this community is home to the Company's corporate headquarters.

     Two, three and four bedroom moderately-priced homes are being constructed by independent builders at the Company's Marion Oaks Community, including TimberWalk located in the western portion of Marion Oaks. Houses are sold with the lot included in the sales price; however, the Company also offers build on your own lot program for those purchasers who have previously acquired a lot. The FeatherNest Housing Village in Marion Oaks, where the lot is included in the price of the home, is owned by Conquistador Development Corporation and marketed by the Company. All housing sales are made within the local market and through the Company's independent dealer network.

     Revenues in 1999 will be generated from the sale of land inventory, from housing sales, from the recognition of deferred revenue as land development proceeds, from collections on existing contracts receivable and from the Company's real estate brokerage and title company subsidiary operations.

     Seminole Woods

     Seminole Woods, with a population of over 500, is comprised of 1,554 acres of property located 20 miles north of Orlando. The community's 262 single-family lots, each with a minimum of five acres, have been sold and development completed.

      Tierra Verde

     Tierra Verde, with a population of over 5,000, is a 666-acre waterfront subdivision located eight miles south of St. Petersburg. It was developed and marketed pursuant to a 50% joint venture, which no longer exists, between a wholly-owned subsidiary of the Company and an unaffiliated corporation. The community has been sold out and development completed.

     Other Land Assets

     The Company also owns 92 acres of land in Florida adjacent to its existing communities.

  Other Businesses

     The Company's title insurance subsidiary was established in 1978 in order to reduce title insurance, legal and certain related closing costs incurred by the Company in transferring title of its land and housing to its purchasers. The subsidiary serves as an agent for TICOR Title Insurance Company, Chicago Title Insurance Company and other title insurers. The Company's realty subsidiary performs real estate brokerage and rental services at the Company's Marion Oaks and Sunny Hills communities.

  Employees

     At December 31, 1998, the Company had 35 employees, of whom 33 were involved in executive, administrative, sales and community development/ maintenance capacities and 2 were involved with the title insurance subsidiary. Certain of the Company's development activities are carried out by subcontractors who separately employ additional personnel. For the most part, the Company's marketing activities are carried out by independent dealers and marketing personnel employed by the Company and its subsidiaries.

  Competition

     The Company faces competition in the sale of its lots primarily from property owners in the Company's communities seeking to resell their land. The Company is also facing competition, on a regional level, from other builders and developers in the sale of single-family housing. Such competition is generally based upon location, price, reputation, quality of product and the existence of commercial and recreational facilities and amenities.

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

     Community Development

     In Florida, as in many growth areas, local governments have sought to limit or control population growth in their communities through restrictive zoning, density reduction, the imposition of impact fees and more stringent development requirements. Although the Company has taken such factors into consideration in its master plans by agreeing, for example, to make improvements, construct public facilities and dedicate certain property for public use, the increased regulation has lengthened the development process and added to development costs.

     The implementation of the Florida Growth Management Act of 1985 (the "Act") precludes the issuance of development orders or permits if public facilities such as transportation, water and sewer services will not be available concurrent with development. Development orders have been issued for, and development has commenced in, the Company's existing communities (with development being completed in certain of these communities). Thus, the Company's communities are less likely to be affected by the new growth management policies than future communities. Any future communities developed by the Company will be strongly impacted by new growth management policies. Since the Act and its implications are consistently being re-examined by the State, together with local governments and various state and local governmental agencies, the Company cannot further predict the timing or the effect of new growth management policies, but anticipates that such policies may increase the Company's permitting and development costs.

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

     Marketing

     The Company is also subject to a number of statutes imposing registration, filing and disclosure requirements with respect to homesites and homes sold or proposed to be sold to the public. On the state level, the Company's land sales activities are subject to the jurisdiction of the Division of Florida Land Sales, Condominiums and Mobile Homes (the "Division") which requires registration of subdividers and subdivided land; regulates the contents of advertising and other promotional material; inspects the Company's land and development work; exercises jurisdiction over sales practices; and requires full disclosure to prospective purchasers of pertinent information relating to the property offered for sale.

     Other Obligations

     As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, in 1980 the Company entered into a Consent Order with the Division which provided a program for notifying affected customers. Since 1980, the Consent Order was restated and amended several times, culminating in the 1992 Deltona Consent Order.

     On December 30, 1997, the Division approved the formation of a Lot Exchange Trust into which the Company conveyed sufficient exchange inventory to provide exchanges to customers with undeveloped lots. Concurrently, the Division released its lien on the Company's contracts receivable, satisfied its mortgage on the Company's property and approved a settlement of all remaining issues under the 1992 Deltona Consent Order. The 1992 Deltona Consent Order was formally terminated on April 13, 1998.

     As of December 31, 1998, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $423,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments of $612,000, all of which are included in deferred revenue. As of December 31, 1998 and December 31, 1997 the Company had in escrow approximately $7,000 and $50,000, respectively, specifically for land improvements at certain of its Central and North Florida communities. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

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

     The Company's land sales activities are further subject to the jurisdiction of the laws of various states in which the Company's properties are offered for sale. In addition, Florida and other jurisdictions in which the Company's properties are offered for sale have strengthened, or are considering strengthening, their regulation of subdividers and subdivided lands in order to provide further assurances to the public. The Company has attempted to take appropriate steps to modify its marketing programs and registration applications in the face of such increased regulation, but has incurred additional costs and delays in the marketing of certain of its properties in certain states and countries. For example, the Company has complied with the regulations of certain states which require that the Company sell its properties to residents of those states pursuant to a deed and mortgage transaction, regardless of the amount of the down payment. The Company intends to continue to monitor any changes in statutes or regulations affecting, or anticipated to affect, the sale of its properties and intends to take all necessary and reasonable action to assure that its properties and its proposed marketing programs are in compliance with such regulations, but there can be no assurance that the Company will be able to timely comply with all regulatory changes in all jurisdictions in which the Company's properties are presently offered for sale to the public.

     Real estate salespersons must, absent exemptions which may be available to employees of the property owner, be licensed in the jurisdiction in which they perform their activities. Real estate brokerage companies in Florida, as well as their brokers and salespersons, must be licensed by the Florida Real Estate Commission.

     Miscellaneous

     Various subsidiaries and divisions of the Company are subject to regulation by local, state and federal agencies. Such regulation extends to the licensing of operations, operating areas and personnel; the establishment of safety and service standards; and various other matters.

ITEM 3

                                LEGAL PROCEEDINGS

     The Company is subject to a lawsuit entitled Marco Island Civic Association, Inc. et al v. The Deltona Corporation, et al, Case No. 98-3758-CA, which was filed in the Circuit Court of Collier County Florida on October 29, 1998. The complaint alleges that the Company amended certain Declaration of Restrictions for property in Marco Island without having the authority to do so. The plaintiff is seeking to overturn the Amendment to the Declaration as null and void and for unspecified relief. The complaint was amended by the plaintiff to add claims for breach of warranty and indemnity and now includes a claim for attorney's fees incurred in connection with prior litigation. In the amended Complaint, the plaintiff is also seeking certification of the case as a class action based upon an allegation that Deltona received compensation for granting amendments. The case is in the initial discovery phase. The Company intends to vigorously defend itself against the claims and to defeat the effort to convert the case to a class action. In the event the plaintiff is successful and if the class certification is authorized, and if the Company is not successful in its defenses, a substantial claim would be obtained against the Company.

     The Company is also a party to certain other legal and administrative proceedings arising in the ordinary course of business. The outcome will not, in the opinion of the Company, have a material adverse effect on the business or financial condition of the Company.

ITEM 5


                    PRICE RANGE OF COMMON STOCK AND DIVIDENDS

     The Company's Common Stock was traded on the New York and Pacific Stock Exchanges under the ticker symbol DLT. On April 6, 1994, both the New York and Pacific Stock Exchanges suspended the Company's Common Stock from trading and instituted procedures to delist the Company's Common Stock. On June 16, 1994, the Company's Common Stock was formally removed from listing and registration on the New York Stock Exchange. As of December 31, 1998, the Company's Common Stock was traded on a limited basis in the over-the-counter markets (on the bulletin board) under the symbol DLTA. The weighted average price at which the stock was traded at the end of the first, second, third and fourth quarters of 1998 is as follows:


                  March 31, 1998                 $ .466
                  June 30, 1998                  $ .447
                  September 30, 1998             $ .266
                  December 31, 1998              $ .248

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


                       Consolidated Income Statement Data
                    (in thousands except per share amounts)

                                                        Years ended
                             December 31, December 31,  December 31,  December 31,  December 31,
                                1998         1997          1996          1995          1994
                             ------------ ------------  ------------  ------------  ------------
                                                        (in thousands)
Revenues .................   $     6,487  $    9,425    $     8,650   $    6,688    $    8,541
Costs and expenses........         9,078      10,751          9,877        9,593        12,447
                             -----------  ----------    -----------   ----------    ----------
Loss from continuing
 operations before taxes
 and extraordinary items..        (2,591)     (1,326)        (1,227)      (2,905)       (3,906)
Provision for income taxes           -0-         -0-            -0-          -0-           -0-
                             -----------  ----------    -----------   ----------    ----------
Loss from operations
 before extraordinary
 items....................        (2,591)     (1,326)        (1,227)      (2,905)       (3,906)
Extraordinary items:
Gain on settlement related
 to the Marco refund
 obligation...............           -0-         -0-            331          702           -0-
                             -----------  ----------    -----------   ----------    ----------
Net income (loss)
 applicable to common
 stock....................   $    (2,591) $   (1,326)   $      (896)  $   (2,203)   $   (3,906)
                             ===========  ==========    ===========   ==========    ==========
Basic earnings per share
 amounts:
    Continuing operations.   $      (.19) $     (.20)   $      (.18)  $     (.43)   $     (.59)
    Extraordinary items...           .00         .00            .05          .10           .00
                             -----------  ----------    -----------   ----------    ----------
Net income (loss).........   $      (.19) $     (.20)   $      (.13)  $     (.33)   $     (.59)
                             ===========  ==========    ===========   ==========    ==========
Weighted average common
 shares outstanding.......    13,544,277   6,753,587      6,729,648    6,699,923     6,514,988
                             ===========  ==========    ===========   ==========    ==========

                        Consolidated Balance Sheet Date
                                 (in thousands)

                                                        Years ended
                             December 31, December 31,  December 31,  December 31,  December 31,
                                1998         1997          1996          1995          1994
                             ------------ ------------  ------------  ------------  ------------
                                                        (in thousands)


Total assets..............   $   11,915   $   13,560    $    19,422   $   19,180    $   22,109
                             ==========   ==========    ===========   ==========    ==========

Liabilities...............   $   20,175   $   19,174    $    37,301   $   36,193    $   38,930
Stockholders' equity
 (deficiency).............       (8,260)      (5,614)       (17,879)     (17,013)      (16,821)
                             ----------   ----------    -----------   ----------    ----------
Total liabilities and
 stockholders' equity
 (deficiency).............   $   11,915   $   13,560    $    19,422   $   19,180    $   22,109
                             ==========   ==========    ===========   ==========    ==========

ITEM 7

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


From June 19, 1992 through November 4, 1997, the Company had entered into loan agreements with Selex International B.V., a Netherlands corporation ("Selex"), Yasawa Holdings, N.V., a Netherlands Antilles Corporation ("Yasawa"), and related parties. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements.

On November 4, 1997 at the 1997 Annual Meeting, the Company's stockholders approved an Agreement between the Company and its lenders that would substantially reduce the Company's outstanding debt obligation of $25.3 million (the "Agreement"). The Agreement, consummated effective December 30, 1997, resulted in a reduction in the Company's outstanding debt obligation through the conveyance of all remaining land inventory and obligations in the Company's St. Augustine Shores Subdivision and the issuance of approximately 6.8 million shares of Common Stock at $1.00 per share (par value). Additionally, the lenders purchased $7.5 million in contracts receivable from the Company to generate working capital and further reduce the debt obligation. Specifically:

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

     2. Swan Development Corporation ("Swan"), an affiliate of Selex and Yasawa, had previously acquired $5,529,501 of the Company's debt from Selex. This $5,529,501 was satisfied through the Company's conveyance of all of the Company's remaining land inventory and obligations in its St. Augustine Shores Subdivision to Swan . The price, based upon appraised value, was adjusted to take into account the development obligations on sold lots assumed by Swan.

     3. Scafholding B.V. ("Scafholding"), an affiliate of Selex and Yasawa, purchased approximately $7.5 million in contracts receivable from the Company at seventy-five percent (75%) of face value with recourse for non-performing contracts. This sale generated approximately $5.6 million, $1,982,457 of which was used to reduce outstanding debt to Yasawa. The balance has been used by the Company to pay a portion of the delinquent real estate taxes, to implement its marketing programs, to initiate development of TimberWalk and to meet the Company's working capital requirements.

     4. A $4,144,602 portion of the Company's debt to Yasawa was satisfied through Yasawa's purchase of 4,144,602 shares of Common Stock issued by the Company at a per share conversion price of One Dollar ($1.00), which is equal to par value.

Through Yasawa's acquisition of the 6,809,338 shares of Common Stock of the Company referenced above, Mr. Antony Gram's beneficial ownership increased from 3,109,703 shares to 9,919,041 shares (73.23% of the outstanding shares of Common Stock of the Company as of December 31, 1998).

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

As part of the Agreement, if the Company elects to do so, Scafholding agreed to purchase contracts receivable at 65% of face value, with recourse, to meet the Company's ongoing capital requirements. Scafholding purchased the following contracts receivables from the Company to generate working capital for the
Company:

                                              Approximate Contracts
                      Date of Purchase        Receivable Amount Purchased
                      ----------------        ---------------------------
                      June 30, 1998           $200,100
                      July 15, 1998           $115,200
                      July 31, 1998           $179,900
                      August 31, 1998         $250,400
                      September 10, 1998      $153,400
                      September 29, 1998      $497,100

     As of December 31, 1998, the Company's outstanding debt to Scafholding was $1,130,000 , secured by a first lien on the Company's receivables; the Company's outstanding debt to Yasawa was $6,670,000 secured by a second lien on the Company's receivables and a mortgage on all of the Company's property. As of December 31, 1998, loans outstanding from Yasawa and Scafholding to the Company totaled $7,800,000. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Yasawa and Scafholding did not require the Company to make interest payments for the period September 1, 1998 to December 31, 1998. As of December 31, 1998, the total amount of interest accrued is approximately $258,000. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate for their existing loans to the Company from 9.6% to 6% per annum.

     From October 9, 1998 through the present, Swan has advanced the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a third lien on the Company's receivables, was
$765,000  and   $5,690,000   as  of  December  31,  1998  and  March  26,  1999,
respectively. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six month after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay approximately $2,567,000 in outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements.

     During 1998, the Company transferred 14 lots and 4 tracts of land to Swan Development Corporation ("Swan"), an affiliate of Yasawa Holdings N.V. ("Yasawa") and Scafholding B.V. ("Scafholding"). In return, Swan built an office complex on part of the land for use by the Company for a period of 54 months, renewable thereafter. The Company valued the land transferred at approximately $440,000 and recorded the net present value of the use of the office complex of approximately $375,000 as prepaid rent. The difference between the net present value of the rent and the cost of the land of approximately $290,000 is recorded as deferred profit at December 31, 1998.

 Results of Operations

  Years ended December 31, 1998 and December 31, 1997

     Revenues

     Total revenues were $6,488,000 for 1998 compared to $9,425,000 for 1997.

     Gross land sales were $4,155,000 for 1998 versus $6,093,000 for 1997. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) decreased to $3,078,000 for 1998 from $4,045,000 for 1997. The decrease reflects lower sales by the Company's independent dealers.

     Housing revenues are not recognized from housing sales until the completion of construction and the passage of title. Housing revenues were $1,622,000 for 1998 compared to $1,214,000 in 1997. The increase in housing revenues is directly related to the increase in the Company's housing advertising and promotional programs for housing.

     The following table reflects the Company's real estate product mix for 1998 and 1997 (in thousands):

                                                         Years Ended
                                            ------------------------------------
                                            December 31,            December 31,
                                               1998                    1997
                                            ------------            ------------
Gross Land Sales:
                  Retail sales*.........    $ 4,155                 $ 6,093
                                            -------                 -------
                    Total...............      4,155                   6,093
                                            -------                 -------
Housing Sales:
                  Single Family.........      1,622                   1,214
                                            -------                 -------
                    Total...............      1,622                   1,214
                                            -------                 -------
                    Total Real Estate...    $ 5,777                 $ 7,307
                                            =======                 =======

     * New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the years ended December 31, 1998 and December 31, 1997 were $4,679,000 and $5,359,000, respectively. The Company had a backlog of $630,000 and $1,094,000 in unrecognized sales as of December 31, 1998 and December 31, 1997, respectively. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price. See Note 1 to the Consolidated Financial Statements.

     Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot.
Improvement revenues totaled $956,000 in 1998 as compared to $2,366,000 for 1997. The decrease is a result of the Lot Exchange Trust, which provided sufficient developed inventory for exchanges to customers with undeveloped lots, being executed in 1997.

     Interest income was $548,000 for 1998 compared to $1,367,000 for 1997. This decrease is the result of lower contracts receivable balances.

     Other revenues were $284,000 for 1998 compared to $433,000 in 1997. Other revenues are generated principally by the Company's title insurance and real estate brokerage subsidiaries.

     Costs and Expenses

     Costs and expenses were $9,079,000 for 1998 compared to $10,751,000 in 1997. Cost of sales totaled $2,562,000 for 1998 versus $2,831,000 for 1997. The decrease reflects lower sales by the Company's independent dealers.

     Commissions, advertising and other selling expenses totaled $2,533,000 for 1998 versus $2,517,000 for 1997. Advertising decreased to $46,000 in 1998 from $104,000 in 1997. Other selling expenses increased to $1,124,000 in 1998 from $623,000 in 1997 as a result of increased promotion of the Company's housing line.

     General and administrative expenses were $2,144,000 in 1998 versus $1,680,000 for 1997. General and administrative expenses have increased primarily due to termination agreements to officers who resigned effective October 1998.

     The Company recorded a $840,000 provision for recourse obligations in 1997.

     Real estate tax expense was $1,028,000 in 1998 compared to $1,338,000 in 1997. Included in real estate tax expense is delinquent interest and administrative fees on delinquent taxes, which accrue interest at 18% per annum.

     Interest expense was $812,000 for 1998 as compared to $1,545,000 for 1997. The decrease in interest expense is the result of the decrease in debt. No interest was capitalized in 1998 or 1997.

     Net Income

     The Company reported a net loss of $2,591,000 for 1998, compared to a net loss of $1,326,000 for 1997.

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

     The following table reflects the Company's real estate product mix for 1997 and 1996 (in thousands):


                                                         Years Ended
                                            ------------------------------------
                                            December 31,            December 31,
                                               1997                    1996
                                            ------------            ------------
Gross Land Sales:
                  Retail sales*.........    $ 6,093                 $ 6,816
                                            -------                 -------
                    Total...............      6,093                   6,816
                                            -------                 -------
Housing Sales:
                  Single Family.........      1,214                   1,188
                  Vacation Ownership....        -0-                      14
                                            -------                 -------
                    Total...............      1,214                   1,202
                                            -------                 -------
                    Total Real Estate...    $ 7,307                 $ 8,018
                                            =======                 =======

-------------

* New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the years ended December 31, 1997 and December 31, 1996 were $5,359,000 and $6,612,000, respectively. The Company had a backlog of $1,094,000 and $2,089,000 in unrecognized sales as of December 31, 1997 and December 31, 1997, respectively. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price. See Note 1 to the Consolidated Financial Statements.

     Improvement revenues result from recognition of revenues
deferred  from  prior  period  sales.  Recognition  occurs as  development  work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $2,366,000 in 1997 as compared to $1,008,000 for 1996. The increase is a result of the Lot Exchange Trust, which provided sufficient developed inventory for exchanges to customer with undeveloped lots.

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

     Interest expense was $1,545,000 for 1997, as compared to $1,781,000 for 1996. The decrease in interest expense is the result of cessation of interest accrual as of November, 1997 simultaneous with the stockholder's approval of the debt restructuring at the 1997 annual meeting. Total interest cost (none of which represents capitalized interest) was $1,545,000 fr 1997 as compared to $1,781,000 for 1996. No interest was capitalized in 1997 and 1996.

     Net Income

     The Company reported a net loss of $1,326,000 for 1997, compared to a net loss of $896,000 for 1996. Included in the 1996 results is an extraordinary gain of $331,000 resulting from the final settlement of the Marco class action litigation.

Regulatory Developments which may affect Future Operations

     In Florida, as in many growth areas, local governments have sought to limit or control population growth in their communities through restrictive zoning, density reduction, the imposition of impact fees and more stringent development requirements. Although the Company has taken such factors into consideration in its master plans by agreeing, for example, to make improvements, construct public facilities and dedicate certain property for public use, the increased regulation has lengthened the development process and added to development costs.

     The implementation of the Florida Growth Management Act of 1985 (the "Act") precludes the issuance of development orders or permits if public facilities such as transportation, water and sewer services will not be available concurrent with development. Development orders have been issued for, and development has commenced in, the Company's existing communities (with development being completed in certain of these communities). Thus, the Company's communities are less likely to be affected by the new growth management policies than future communities. Any future communities developed by the Company will be strongly impacted by new growth management policies. Since the Act and its implications are consistently being re-examined by the State, together with local governments and various state and local governmental agencies, the Company cannot further predict the timing or the effect of new growth management policies, but anticipates that such policies may increase the Company's permitting and development costs.

     The Company's land sales activities are further subject to the jurisdiction of the laws of various states in which the Company's properties are offered for sale. In addition, Florida and other jurisdictions in which the Company's properties are offered for sale have strengthened, or are considering strengthening, their regulation of subdividers and subdivided lands in order to provide further assurances to the public. The Company has attempted to take appropriate steps to modify its marketing programs and registration applications in the face of such increased regulation, but has incurred additional costs and delays in the marketing of certain of its properties in certain states and countries. For example, the Company has complied with the regulations of certain states which require that the Company sell its properties to residents of those states pursuant to a deed and mortgage transaction, regardless of the amount of the down payment. The Company intends to continue to monitor any changes in statutes or regulations affecting, or anticipated to affect, the sale of its properties and intends to take all necessary and reasonable action to assure that its properties and its proposed marketing programs are in compliance with such regulations, but there can be no assurance that the Company will be able to timely comply with all regulatory changes in all jurisdictions in which the Company's properties are presently offered for sale to the public.

Liquidity and Capital Resources

  Mortgages and Similar Debt

     Effective December 30, 1997, the Company and its lenders consummated several transactions that resulted in a reduction in the Company's outstanding debt obligation through the conveyance of all remaining land inventory and obligations in the Company's St. Augustine Shores Subdivision and the issuance of approximately 6.8 million shares of Common Stock at $1.00 per share (par value). Additionally, the lenders purchased $7,500,000 in contracts receivable from the Company to generate working capital and further reduce the debt obligation. Selex sold its remaining debt ($2,664,736), including the Empire note, to Yasawa and the Company owes no further duty or obligation to Selex, which provided the Company with a release. The debt purchased by Yasawa was satisfied through Yasawa's purchase of 2,664,736 shares of Common Stock issued by the Company at a per share conversion price of One Dollar ($1.00), which is equal to par value. Swan had previously acquired $5,529,501 of the Company's debt from Selex. This $5,529,501 was satisfied through the Company's conveyance of all of the Company's remaining land inventory and obligations in its St. Augustine Shores Subdivision to Swan . The price, based upon appraised value, was adjusted to take into account the development obligations on sold lots assumed by Swan. Scafholding purchased approximately $7,500,000 in contracts receivable from the Company at seventy-five percent (75%) of face value with recourse for non-performing contracts. This sale generated approximately $5.6 million, $1,982,457 of which was used to reduce outstanding debt to Yasawa. The balance was used by the Company to pay a portion of the delinquent real estate taxes, to implement its marketing programs, to initiate development of TimberWalk and to meet the Company's working capital requirements. A $4,144,602 portion of the Company's debt to Yasawa was satisfied through Yasawa's purchase of 4,144,602 shares of Common Stock issued by the Company at a per share conversion price of One Dollar ($1.00), which is equal to par value.

     The terms of repayment of the Yasawa and Scafholding debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Yasawa and Scafholding have not required the Company to make monthly interest payments for the period September 1, 1998 to December 31, 1998. As of December 31, 1998, the total amount of interest accrued is approximately $258,000. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate on their existing loans to the Company from 9.6% to 6% per annum.

     From October 9, 1998 through the present, Swan has advanced the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a third lien on the Company's receivables, was
$765,000  and   $5,690,000   as  of  December  31,  1998  and  March  26,  1999,
respectively. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay approximately $2,567,000 in outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements.

     The following table presents information with respect to mortgages and similar debt (in thousands):


                                                           Years Ended
                                                    December 31,    December 31,
                                                      1998             1997
                                                    ------------    -----------
                  Mortgage Notes Payable.....       $ 6,670         $ 6,693
                  Other Loans................         1,895           2,294
                                                    -------         -------
                    Total Mortgages and
                     similar debt............       $ 8,565         $ 8,987
                                                    -------         -------
-----------
  * Included in Mortgage Notes Payable is the Yasawa loan ($6,670,000 at December 31, 1998); included in Other Loans is the Scafholding loan ($1,130,000 as of December 31, 1998) and the Swan loan ($765,000 as of December 31, 1998).

     Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries. The Company's outstanding debt to Scafholding is secured by a first lien on the Company's receivables; the Company's outstanding debt to Yasawa is secured by a second lien on the Company's receivables and a mortgage on all of the Company's property; and the Company's outstanding debt to Swan is secured by a third lien on the Company's receivables.

  Contracts and Mortgages Receivable Sales

     In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $2,328,000 as of December 31, 1998). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company has fully reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. In 1998, the Company did not replace any delinquent receivables. As of December 31, 1998 and 1997, $1,019,000 and $1,279,000 in receivables were delinquent, respectively.

     In March, 1993, the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount of $150,000. There were no monies in the holdback account as of December 31, 1998.

     In December 1997, Scafholding purchased approximately $7,500,000 in contracts receivable from the Company at seventy-five percent (75%) of face value with recourse for non-performing contracts. This sale generated approximately $5.6 million, $1,982,457 of which was used to reduce outstanding debt to Yasawa. The balance has been used by the Company to pay a portion of the delinquent real estate taxes, to implement its marketing programs, to initiate development of TimberWalk and to meet the Company's working capital requirements.

     During 1998, Scafholding purchased approximately $1,400,000 in contracts receivable from the Company at sixty-five percent (65%) of face value with recourse for non-performing contracts. These sales generated approximately $900,000 used to meet the Company's working capital requirements.

     The Company was the guarantor of approximately $12,208,000 of contracts receivable sold or transferred as of December 31, 1998, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $3,251,000 remains at December 31, 1998. The Company has been in compliance with all receivable transactions since the consummation of receivable sales.

     The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. During 1998, the Company received approximately $82,000 in revenue pursuant to these agreements.

     In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse. The Company has an agreement with Swan whereby Swan will loan the Company funds to be repaid with contracts receivable at 90% of face value, with recourse.

Other Obligations

     As of December 31, 1998, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costing $423,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $612,000, all of which are included in deferred revenue. As of December 31, 1998 and December 31, 1997, the Company had in escrow approximately $7,000 and $50,000, respectively, specifically for land improvements at certain of its Central and North Florida communities. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of the Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

  Liquidity

     Retail land sales have traditionally produced negative cash flow through the point of sale as a result of a regulatory requirement to sell fully developed lots and the additional requirement to pay marketing and selling expenses prior to or shortly after the point of sale. In an effort to offset the negative cash flow effects of installment land sales, the Company is directing a greater portion of its marketing efforts to the sale of lots with homes and has just begun offering lots for sale in compulsory building areas where a lot purchaser must complete payments for the lot and construct a home within a limited period of time.

     The Company has been dependent on its ability to sell or otherwise finance its contracts receivable and/or secure other financing to meet its cash requirements. Since 1992, the Company has been largely dependent on Yasawa and related parties for the financing of its operations. Although Scafholding has purchased contracts receivables at the rate of 65% of face value, with recourse, and Swan has loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse, there can be no guarantee that the Company will be able to generate sufficient receivables to obtain sufficient financing in the future or that Yasawa, Scafholding, Swan and other related parties will continue to make loans to the Company.

  Year 2000

     The Company utilizes a number of software systems in conjunction with its community development, contract processing and contract servicing operations. The Company has received assurances from third party servicing agents that systems being used in conjunction with the Company's business are or will be Year 2000 compliant on a timely basis. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company's financial position or the results of operations in a given year.

ITEM 8

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND SUPPLEMENTAL DATA

                                                                          Page

Independent Auditors' Report....................................            24

Consolidated Balance Sheets as of December 31, 1998 and
   December 31, 1997............................................            26

Statements of Consolidated Operations for the years ended
   December 31, 1998, December 31, 1997 and December 31, 1996...            28

Statements of Consolidated Stockholders' Equity (Deficiency)
   for the years ended December 31, 1998, December 31, 1997 and
   December 31, 1996............................................            29

Statements of Consolidated Cash Flows for the years ended
   December 31, 1998, December 31, 1997 and December 31, 1996...            30

Notes to Consolidated Financial Statements......................            32

Supplemental Unaudited Quarterly Financial Data.................            44

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE DELTONA CORPORATION:


     We have audited the consolidated balance sheet of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1998 and the related statements of consolidated operations, consolidated stockholders' equity (deficiency) and consolidated cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred substantial operating losses and has continued to experience problems with liquidity, causing the Company to be unable to meet certain contractual obligations and has a stockholders' deficiency at December 31, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


JAMES MOORE & CO. P.L.
Certified Public Accountants
Gainesville, Florida
March 26, 1999

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE DELTONA CORPORATION:

     We have audited the consolidated balance sheet of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1997 and the related statements of consolidated operations, consolidated stockholders' equity (deficiency) and consolidated cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

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




DELOITTE & TOUCH LLP
Certified Public Accountants
Miami, Florida
March 25, 1998

                           CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                                     ASSETS
                                 (in thousands)


                                                      December 31,  December 31,
                                                         1998          1997
                                                      ------------  ------------

Cash and cash equivalents, including escrow deposits
 and restricted  cash of $667 in 1998 and $1,293 in
 1997(Note 7).......................................  $    721      $  1,397
                                                      --------      --------

Contracts receivable for land sales
 (Notes 2, 5 and 8)................................      3,519         4,356

Less: Allowance for uncollectible contracts........       (945)       (1,150)

      Unamortized valuation discount...............       (401)       (  508)
                                                      --------      --------

Contracts receivable - net.........................      2,173         2,698
                                                      --------      --------

Mortgages and other receivables - net
 (Notes 2, 5 and 8)................................        194         1,291
                                                      --------      --------

Inventories, at lower of cost or net realizable value (Notes 3 and 5):

Land and land improvements.........................      7,579         7,449

Other..............................................         76            99
                                                      --------      --------
      Total inventories............................      7,655         7,548
                                                      --------      --------
Property, plant and equipment- net (Notes 4 and 5).        467           374
                                                      --------      --------
Prepaid expenses and other.........................        705           252
                                                      --------      --------
      Total........................................   $ 11,915      $ 13,560
                                                      ========      ========




   The accompanying notes are an integral part of the consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (in thousands except share data)


                                                      December 31,  December 31,
                                                         1998          1997
                                                      ------------  ------------

Mortgages and similar debt (Note 5):

    Mortgage notes payable .......................    $  6,670      $  6,693
    Other loans ..................................       1,895         2,294
                                                      --------      --------
          Total mortgages and similar debt........       8,565         8,987

Accounts payable - trade .........................         193            75

Accrued interest payable (Note 5) ................         258             0

Accrued taxes, principally real estate taxes .....       2,880         1,917

Accrued expenses and other (Notes 2 and 8) .......       4,459         3,995

Customers' deposits ..............................         996           689

Deferred revenue (Notes 7 and 8) .................       2,824         3,511
                                                      --------      --------
Total liabilities ................................      20,175        19,174
                                                      --------      --------
Commitments and contingencies
 (Notes 1, 2, 5, 7, 8 and 9)

Stockholders' equity (deficiency)
 (Notes 1, 5, and 10):

    Common stock, $1 par value-authorized
    15,000,000 shares; issued and outstanding:
    13,544,277 shares in 1998 and 1997
    (excluding 12,228 shares held in treasury)....      13,544        13,544

    Capital surplus ..............................      51,440        51,495

    Accumulated deficit ..........................     (73,244)      (70,653)
                                                      --------      --------
Total stockholders' equity (deficiency) ..........      (8,260)      ( 5,614)
                                                      --------      --------

           Total..................................    $ 11,915      $ 13,560
                                                      ========      ========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                    THE DELTONA CORPORATION AND SUBSIDIARIES
                        (in thousands except share data)

                                                      Years Ended
                                        ----------------------------------------
                                        December 31,  December 31,  December 31,
                                           1998          1997          1996
                                        ------------  ------------  ------------

Revenues

 Gross land sales (Notes 2 and 7)...... $ 4,155       $  6,093      $  6,816
 Less: Estimated uncollectible sales...    (840)        (1,528)       (1,706)
       Contract valuation discount.....    (237)          (520)         (814)
                                        -------       --------      --------
 Net land sales........................   3,078          4,045         4,296
 Sales-housing.........................   1,622          1,214         1,202
 Recognized improvement revenue-prior
   period sales........................     956          2,366         1,008
 Interest income.......................     548          1,367         1,464
 Other ................................     284            433           680
                                        -------       --------      --------
             Total.....................   6,488          9,425         8,650
                                        -------       --------      --------

Costs and expenses

 Cost of sales-land....................     741          1,121         1,212
 Cost of sales-housing.................   1,269            917         1,005
 Cost of improvements-prior period
   sales...............................     302            545           219
 Cost of sales-other...................     250            248           237
 Provision for uncollectible contracts
   and recourse obligations (Note 2)...     -0-            840           -0-
 Commissions, advertising, and other
   selling expenses....................   2,533          2,517         2,457
 General and administrative expenses...   2,144          1,680         1,715
 Real estate tax.......................   1,028          1,338         1,251
 Interest expense......................     812          1,545         1,781
                                        -------       --------      --------
             Total.....................   9,079         10,751         9,877
                                        -------       --------      --------
Loss from operations before income
 taxes and extraordinary items.........  (2,591)        (1,326)       (1,227)
Provision for income taxes (Note 6)....     -0-            -0-           -0-
                                        -------       --------      --------
Loss from operations before
 extraordinary items................... (2,591)         (1,326)       (1,227)

Extraordinary item:
 Gain on settlement related to the
 Marco refund obligation (Note 9).....     -0-             -0-           331
                                       -------        --------      --------
Net income (loss)..................... $(2,591)       $ (1,326)     $   (896)
                                       =======        ========      ========

Basic earnings (loss) per common
 and common equivalent shares from
 (Note 10):
 Operations..........................  $  (.19)       $  ( .20)     $   (.18)
 Extraordinary gain..................      -0-             -0-           .05
                                       -------        --------      --------
             Net income (loss).......  $  (.19)       $  ( .20)     $   (.13)
                                       =======        ========      ========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)

 For the years ended December 31, 1998, December 31, 1997 and December 31, 1996

                                                  Common Stock      Capital      Accumulated
                                                  ($1 par value)    Surplus      Deficit          Total
                                                  --------------    -------      ------------     ---------

Balances, December 31, 1995...................    $ 6,719           $44,699      $(68,431)        $(17,013)
     Issuance of Common Stock for Marco Permit
       Costs..................................         15                15           -0-               30
     Net (loss) for the year..................        -0-               -0-          (896)            (896)
                                                  -------           -------      --------         --------
Balances, December 31, 1996...................    $ 6,734           $44,714      $(69,327)        $(17,879)
     Issuance of Common Stock with Related
       Party..................................      6,810               -0-           -0-            6,810
     Gain from Exchange of Land and Contracts
       Receivables with Related Party.........        -0-             6,781           -0-            6,781
     Net (loss) for the year..................        -0-               -0-        (1,326)          (1,326)
                                                  -------           -------      --------         --------
Balances, December 31, 1997...................    $13,544           $51,495      $(70,653)        $ (5,614)
     Gain (loss)from Exchange
       of Land and Contracts
       Receivable with Related
       Party..................................        -0-               (55)          -0-              (55)
     Net (loss) for the year..................        -0-               -0-        (2,591)          (2,591)
                                                  -------           -------      --------         --------
Balances, December 31, 1998...................    $13,544           $51,440      $(73,244)        $ (8,260)
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

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)

                                                                     Years Ended
                                                      ------------------------------------------
                                                      December 31,    December 31,  December 31,
                                                         1998            1997           1996
                                                      ------------    ------------  ------------
Cash flows from operating activities:
 Cash received from operations:
  Proceeds from sale of residential units............  $   1,768      $   1,272    $   1,182
  Collections on contracts and mortgages receivable..      1,993          3,245        2,927
    Down payments on and proceeds from sales
       of homesites and tracts.......................      1,072          1,476        1,517
      Proceeds from the sale of Contracts Receivables        868          4,625          -0-
      Proceeds (uses) from other sources.............        240             (8)         425
                                                       ---------      ---------    ---------
              Total cash received from operations....      5,941         10,610        6,051
                                                       ---------      ---------    ---------
  Cash expended by operations:
      Cash paid for residential units................      1,269            917        1,005
      Cash paid for land and land improvements.......      1,047            621          461
      Customer refunds...............................         35             28          931
      Commissions, advertising and other
      selling expenses...............................      2,620          2,414        2,515
     General and administrative expenses.............      1,715          1,803        1,892
      Interest paid..................................        299            -0-          -0-
      Real estate taxes paid.........................        260          2,504        1,314
                                                       ---------      ---------    ---------
              Total cash expended by operations......      7,245          8,287        8,118
                                                       ---------      ---------
              Net cash provided by (used in) operating
                activities...........................     (1,304)         2,323       (2,067)
                                                       ---------      ---------    ---------
Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment......................................        -0-             18            6
 Payment for acquisition and construction of
   property, plant and equipment.....................       (137)            (6)          (4)
                                                       ---------      ---------    ---------
              Net cash provided by (used in) investing
                activities.. .........................      (137)            12            2
                                                       ---------      ---------    ---------

Cash flows from financing activities:
 New borrowings......................................        765            137        2,000
 Repayment of borrowings.............................        -0-         (1,982)         (10)
                                                       ---------      ---------    ---------
              Net cash provided by (used in) financing
                activities............................       765         (1,845)       1,990
                                                       ---------      ---------    ---------
Net increase (decrease) in cash and cash
 equivalents..........................................      (676)           490          (75)
Cash and cash equivalents, beginning of year..........     1,397            907          982
                                                       ---------      ---------    ---------
Cash and cash equivalents, end of year................ $     721      $   1,397    $     907
                                                       =========      =========    =========




               The accompanying notes are an integral part of the
                    consolidated financial statements.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)


                                                                           Years Ended
                                                            ------------------------------------------
                                                            December 31,   December 31,   December 31,
                                                                1998           1997           1996
                                                            ------------   ------------   ------------
Reconciliation  of net income (loss) to net cash
 provided by (used in) operating activities:

Net income (loss)........................................   $ (2,591)      $ (1,326)      $   (896)
                                                            --------       --------       --------
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization.......................         45             46             60
     Provision for estimated uncollectible sales and
      recourse obligations...............................        840          1,528          1,706
     Contract valuation discount, net of amortization....        140            238            279
     Net (gain) loss on sale of property, plant
       and equipment.....................................        -0-            (18)            35
     Extraordinary gain on settlement related to the
       Marco refund obligation...........................        -0-            -0-           (331)
     Provision for recourse obligations..................        -0-            840            -0-
(Increase) decrease in assets and increase (decrease) in
   liabilities:
     Gross contracts receivable plus deductions from
      reserves...........................................     (1,689)         2,501         (3,349)
     Mortgages and other receivables.....................        890           (907)            29
     Land and land improvements..........................       (211)           673            844
     Housing completed or under construction and other...         23            -0-              5
     Prepaid expenses and other..........................        (87)           115             71
     Accounts payable, accrued expenses and other........      2,049          1,086          1,461
     Customers' deposits.................................        243           (103)            38
     Allowance for Marco permit costs....................        -0-            -0-         (1,018)
     Deferred revenue....................................       (956)        (2,350)        (1,001)
                                                            --------       --------       --------
         Total adjustments and changes...................      1,287          3,649         (1,171)
                                                            --------       --------       --------
Net cash provided by (used in) operating activities......   $ (1,304)      $  2,323       $ (2,067)
                                                            ========       ========       ========

Supplemental disclosure of non-cash investing and financing activities:

Reduction of accrued interest as a result of the
  capitalization of interest to principal................   $    -0-       $  1,130       $   -0-
                                                            ========       ========       =======
Reduction of accrued interest as a result of forgiveness
 of interest.............................................   $    -0-       $  2,050       $   -0-
                                                            ========       ========       =======
Reduction of accrued interest and mortgage notes
  payable as a result of an exchange of
  land, property and common stock........................   $    -0-       $ 11,689       $   -0-
                                                            ========       ========       =======
Reduction of land as a result of an exchange of debt.....   $    -0-       $  1,953       $   -0-
                                                            ========       ========       =======
Reduction of deferred revenue as a result of assumption
 of the development obligation by a related party........   $    -0-       $  1,901       $   -0-
                                                            ========       ========       =======
Reduction of accrued expenses as a result of the
  settlement of an obligation with a prior landlord......   $    -0-       $    -0-       $   -0-
                                                            ========       ========       =======
Common Stock issued for reduction of long-term debt......   $    -0-       $  6,810       $   -0-
                                                            ========       ========       =======
Common stock issued for Marco permit costs...............   $    -0-       $    -0-       $    30
                                                            ========       ========       =======
Reduction of notes receivable as a result of payment
  of accrued interest....................................   $    254       $    -0-       $   -0-
                                                            ========       ========       =======
Reduction of accrued interest and mortgage notes payable
  through transfer of contracts receivable...............   $  1,233       $    -0-       $   -0-
                                                            ========       ========       =======
Sale of land to related party in return for future rent
  credits (see Note 8):

  Increase of Prepaid Expenses sale/lease of office......   $    398       $    -0-       $   -0-
                                                            ========       ========       =======
  Reduction of land as a result of sale/lease office.....   $     81       $    -0-       $   -0-
                                                            ========       ========       =======
  Increase in deferred revenue sale/lease of office......   $    291       $    -0-       $   -0-
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

     The Company has incurred a loss from operations for 1996 of $1,227,000, for 1997 of $1,326,000 and for 1998 of $2,591,000, resulting in a stockholders' deficiency of $8,260,000 as of December 31, 1998.

     Following the restructuring of its debt in 1997 (see Note 5), the Company commenced the implementation of its business plan by redirecting its focus to single-family housing with the development of TimberWalk and other housing in Marion Oaks. The transactions described in Note 5 with Selex International, B.V. ("Selex"), Yasawa Holdings N.V. ("Yasawa"), Scafholding B.V. ("Scafholding") and Swan Development Corporation ("Swan"), provided the Company with a portion of its financing requirements enabling the Company to commence implementation of the marketing program and attempt to accomplish the objectives of its business plan. Selex, Yasawa, Scafholding and Swan are related parties to the Company either because they are shareholders or as a result of common control.

     The Company has been dependent on its ability to sell or otherwise finance contracts receivable and/or secure other financing sources to meet its cash requirements. Additional financing was required in 1998 and was funded through the sale of additional receivables to Scafholding as well as additional loans from Swan. Additional financing will be required in the future. Although Scafholding has purchased contracts receivables at the rate of 65% of face value, with recourse, and Swan has loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse, there can be no guarantee that the Company will be able to generate sufficient receivables to finance in the future or that Yasawa, Scafholding, Swan and other related parties will continue to make loans to the Company. As a consequence of its liquidity problems over the last five years, the Company has been forced to delay payment of certain real estate taxes. (See Notes 5 and 11.)

     The consolidated financial statements do not include any adjustments relating to the recoverability of asset amounts or the amounts of liabilities should the Company be unable to continue as a going concern.

     Significant Accounting Policies

     The Company is principally engaged in the development and sale of Florida real estate through the development of planned communities on land acquired for that purpose.

     The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles. Material intercompany accounts and transactions are eliminated.

     The Company sells homesites under installment contracts which provide for payments over periods ranging from 2 to 10 years. Since the fourth quarter of 1991, the Company has offered only developed lots for sale. Sales of homesites are recorded under the percentage-of-completion method in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("FASB No. 66"). Since 1991, the Company has not recognized a sale until
                                       32

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



1.   Basis of Presentation and Significant Accounting Policies (continued)

it has received 20% of the contract sales price. During 1998, 1997 and 1996, approximately 82%, 87% and 94% of sales were through a single independent dealer in New York.

     At the time of recording a sale the Company records an allowance for the estimated cost to cancel the related contracts receivable through a charge to the provision for uncollectible sales. The amount of this provision and the adequacy of the allowance is determined by the Company's continuing evaluation of the portfolio and past cancellation experience. While the Company uses the best information available to make such evaluations, it is at least reasonably possible future adjustments to the allowance may be necessary in the near term as a result of future national and international economic and other conditions that may be beyond the Company's control. Changes in the Company's estimate of the allowance for previously recognized sales are reported in earnings in the period in which they become estimable and are charged to the provision for uncollectible contracts.

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

     Interest costs directly related to, and incurred during, a project's construction period are capitalized. No interest has been capitalized in 1996, 1997 and 1998.

     Property, plant and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the respective assets, which range from 5 to 33 years. Additions and betterments are capitalized, and maintenance and repairs are charged to income as incurred. Generally, upon the sale or retirement of assets, the accounts are relieved of the costs and related accumulated depreciation and any gain or loss is reflected in income.

     When property  exchanges and refund  transactions are consummated (see Note
8), any resulting loss is charged against the allowance included in accrued expenses and other. The Company accrues interest on its refund obligations in accordance with the customer refund programs.

     For the purposes of the statements of cash flows, the Company considers its investments, which are comprised of short term, highly liquid investments purchased with a maturity of three months or less, to be cash equivalents.

     In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ( SFAS No. 121), long-lived assets, such as inventories and property, plant and equipment to be held and used are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. As of December 31, 1998, there were no assets considered impaired under the provisions of the Statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



1.   Basis of Presentation and Significant Accounting Policies (continued)

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

2.   Contracts and Mortgages Receivable

     At December 31, 1998, interest rates on contracts receivable outstanding ranged from 5% to 12% per annum (weighted average approximately 8.65%). The approximate principal maturities of contracts receivable were:

                                                  December 31,
                                                     1998
                                                     ----
                                                 (in thousands)
                  1999....................        $   540
                  2000....................            532
                  2001....................            511
                  2002....................            468
                  2003....................            429
                  2004 and thereafter.....          1,039
                                                  --------
                       Total..............        $ 3,519
                                                  ========

     If a regularly scheduled payment on a contract remains unpaid 30 days after its due date, the contract is considered delinquent. Aggregate delinquent contracts receivable at December 31, 1998 and 1997 approximate $1,058,000 and $1,151,000, respectively.

     Information with respect to interest rates and average contract lives used in valuing new contracts receivable generated from sales follows:

                                      Average      Average Stated     Discounted
     Years ended                       Term        Interest Rate       to Yield
     -----------                     ---------     -------------      ----------
     December 31, 1998.............  94 months          8.3%              13.5%
     December 31, 1997.............  91 months          8.8%              13.5%
     December 31, 1996.............  89 months          7.8%              13.5%

     In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



2.   Contracts and Mortgages Receivable (continued)

in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $2,328,000 as of December 31, 1998). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company has fully reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. In 1998, the Company did not replace any delinquent receivables. As of December 31, 1998 and 1997, $1,019,000 and $1,279,000 in
receivables were delinquent, respectively.

     In March, 1993, the Company transferred $1,600,000 in contracts and mortgages receivable generating approximately $1,059,000 in proceeds to the Company, which was used for working capital and the creation of a holdback account in the amount of $150,000. In 1998, the balance of the monies in the holdback account were withdrawn by the contracts receivable purchaser pursuant to the purchase agreement and the holdback account was terminated.

     In December 1997, Scafholding purchased approximately $7,500,000 in contracts receivable from the Company at seventy-five percent (75%) of face value with recourse for non-performing contracts. This sale generated approximately $5.6 million, $1,982,457 of which was used to reduce outstanding debt to Yasawa. The balance has been used by the Company to pay a portion of the delinquent real estate taxes, to implement its marketing programs, to initiate development of TimberWalk and to meet the Company's working capital requirements.

     During 1998, Scafholding purchased approximately $1,400,000 in contracts and mortgages receivable from the Company at sixty-five percent (65%) of face value with recourse for non-performing contracts. These sales generated approximately $900,000 used to meet the Company's working capital requirments.

     The Company was the guarantor of approximately $12,208,000 of contracts receivable sold or transferred as of December 31, 1998, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $3,251,000 remains at December 31, 1998. The Company has been in compliance with all receivable transactions since the consummation of receivable sales. Because of inherent uncertainties in estimating the recourse provision, it is at least reasonably possible that the Company's estimate will change in the near term.

     The Company has am agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. During 1998, the Company received approximately $82,000 in revenue pursuant to these agreements.

     In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse. In addition, Swan has agreed to loan the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

3.   Inventories

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows:

                                             December 31,      December 31,
                                                1998              1997
                                             ------------      ------------
                                                    (in thousands)
     Unimproved land..................       $    420          $    420
     Land in various stages of
       development....................          2,287             1,888
     Fully improved land..............          4,872             5,141
                                             --------          --------
             Total....................       $  7,579          $  7,449
                                             ========          ========


4.   Property, Plant and Equipment

     Property, plant and equipment and accumulated depreciation consist of the following:

                                               December 31, 1998       December 31, 1997
                                             ----------------------   ----------------------
                                                       Accumulated              Accumulated
                                              Cost     Depreciation   Cost      Depreciation
                                             ------    ------------   ------    ------------
                                                             (in thousands)

     Land and land improvements.........    $    74    $    -0-       $    74   $    -0-
     Other buildings, improvements and
       furnishings......................      1,073         771         1,013        746
     Construction and other equipment...        752         661           675        642
                                            --------   --------       -------   --------
         Total..........................    $ 1,899    $  1,432       $ 1,762   $  1,388
                                            ========   ========       =======   ========

     Depreciation charged to operations for the years ended December 31, 1998, 1997 and 1996 was approximately $45,000, $46,000 and $60,000, respectively. In 1996 the Company evaluated its property, plant and equipment resulting in the write off of approximately $1,044,000 in obsolete equipment and furniture, resulting in a loss of $40,000.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES


5.   Mortgages and Similar Debt (continued)

     The terms of repayment of the Yasawa and Scafholding debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Yasawa and Scafholding have not required the Company to make monthly interest payments for the period September 1, 1998 to December 31, 1998. As of December 31, 1998, the total amount of interest accrued is approximately $258,000. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate on their existing loans to the Company from 9.6% to 6% per annum.

     Prior to November 4, 1997 and independent of the Agreement outlined above, Selex and Yasawa agreed to forgive $2,050,818 in accrued interest on the Company's debt to them.

     As of December 31, 1998, Swan advanced the Company $765,000 to meet its working capital requirements (see Note 11). The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio, in excess of the aggregate sum of $500,000.

     The following table presents information with respect to mortgages and similar debt (in thousands):
                                                           Years Ended
                                                    December 31,    December 31,
                                                       1998            1997
                                                    ------------    ------------
                  Mortgage Notes Payable.....       $ 6,670         $ 6,693
                  Other Loans................         1,895           2,294
                                                    -------         -------
                    Total Mortgages and
                     similar debt............       $ 8,565         $ 8,987
                                                    -------         -------
-----------
  * Included in Mortgage Notes Payable is the Yasawa loan ($6,670,000 at December 31, 1998); included in Other Loans is the Scafholding loan ($1,130,000 as of December 31, 1998) and the Swan loan ($765,000 as of December 31, 1998).

     The following table presents information with respect to the principle maturities of mortgages and similar debt for the next five years (excluding amounts owed to Swan):
                                                         For the year ended
                                                             December 31
                                                             ------------
                                                            (in thousands)

                  1999...............................          $   120
                  2000...............................              120
                  2001...............................              120
                  2002...............................              120
                  2003...............................              120

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES


5.   Mortgages and Similar Debt (continued)

     Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries. The loan modifications consummated December 31, 1997, satisfied all Company obligations to Selex. The Company's outstanding debt to Scafholding is secured by a first lien on the Company's receivables; the Company's outstanding debt to Yasawa is secured by a second lien on the Company's receivables and a mortgage on all of the Company's property; and the Company's outstanding debt to Swan is secured by a third lien on the Company's receivables.

6.   Income Taxes

     Effective December 26, 1992, the Company adopted Statement of Accounting Standard No. 109 "Accounting for Income Taxes." Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effect of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred assets and liabilities.

     For the years ended December 31, 1998, 1997 and 1996, the Company had a net loss for tax purposes and there was no material amount of taxes payable or refundable. Accordingly, there was no tax provision for such years.

     As of December 31, 1998, the Company had a net deferred tax asset of approximately $19,374,000 which primarily resulted from the tax effect of the Company's net operating loss carryforward of $14,817,000 and losses on subsidiaries sold in prior years of $3,960,000. A valuation allowance of $19,374,000 has been established against the net deferred tax asset.

     As of December 31, 1997, the Company had a net deferred tax asset of approximately $22,868,000 which primarily resulted from the tax effect of the Company's net operating loss carryforward of $14,893,000 and losses on subsidiaries sold in prior years of $3,960,000. A valuation allowance of $22,868,000 has been established against the net deferred tax asset.

     The Company's regular net operating loss carryover for tax purposes is estimated to be $37,417,000 at December 31, 1998, of which $7,319,000 was available through 1999, $364,000 through 2002, $9,189,000 through 2005,
$9,780,000 through 2006,  $5,029,000 through 2008,  $5,401,000 through 2009, and the remainder through 2011. In addition to the net operating loss carryover, investment tax credit carryovers of approximately $66,000, which expire from 1999 through 2001 and alternative minimum tax credits of $386,000 , are available to reduce federal income tax liabilities only after the net operating loss carryovers have been utilized.

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

7.   Liability for Improvements

     The Company has an obligation to complete land improvements upon deeding which, depending on contractual provisions, typically occurs within 90 to 120 days after the completion of payments by the customer. The estimated cost to complete improvements to lots and tracts from which sales have been made at December 31, 1998 and 1997 was

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES




7.  Liability for Improvements (continued)

approximately $1,060,000 and $1,159,000, respectively. The foregoing estimates reflect the Company's current development plans at its communities (see Note 8). These estimates include: estimated development obligations applicable to sold lots of approximately $25,000; a liability to provide title insurance and deeding costs of $423,000 and $676,000, respectively; and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $612,000 and $458,000, respectively; all of which are included in deferred revenue. Included in cash at December 31, 1998 and December 31, 1997, are escrow deposits of $7,000 and $50,000, respectively, restricted for completion of improvements in certain of the Company's communities. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

     The anticipated expenditures for land improvements, title insurance and deeding to complete areas from which sales have been made through December 31, 1998 are as follows:

                                                       December 31, 1998
                                                       -----------------
                                                         (in thousands)
     1999..........................................    $     286
     2000..........................................          291
     2001..........................................          275
     2002 and thereafter...........................          208
                                                       ---------
            Total..................................    $   1,060
                                                       =========

8.   Commitments and Contingent Liabilities

     Total rental expense for the years ended December 31, 1998, December 31, 1997 and December 31, 1996 was approximately $134,000, $121,000 and $148,000, respectively.

     The Company has a lease on its headquarters building in TimberWalk and on its Miami office that extend through 2003. Estimated rental expense under these leases is expected to be approximately $76,000 annually. The Company has no material equipment leases.

     During 1998, the Company transferred 14 lots and 4 tracts of land to Swan. In return, Swan built an office complex on part of the land for use by the Company for a period of 54 months, renewable thereafter. The Company valued the land transferred at approximately $440,000 and recorded the net present value of the use of the office complex of approximately $375,000 as prepaid rent. The difference between the net present value of the rent and the cost of the land of approximately $290,000 is recorded as deferred profit at December 31, 1998.

     Additionally during 1998, Scafholding advanced the Company $200,000 against future administrative fees due the Company for selling lots owned by Scafholding. The Company recorded this advance as a deposit. During 1998, the Company earned $27,780 in fees for sold lots.

     Homesite  sales  contracts  provide  for the return of all  monies  paid in
(including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto.

     As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



8.   Commitments and Contingent Liabilities (continued)

with these delays, in 1980 the Company entered into a Consent Order with the Division of Florida Land Sales, Condominiums and Mobile Homes ("Division"), which provided a program for notifying affected customers. Since 1980, the Consent Order was restated and amended several times, culminating in the 1992 Deltona Consent Order.

     On December 30, 1997, the Division approved the formation of a Lot Exchange Trust into which the Company conveyed sufficient exchange inventory to provide exchanges to customers with undeveloped lots. Concurrently, the Division released its lien on the Company's contracts receivable, satisfied its mortgage on the Company's property and approved a settlement of all remaining issues under the 1992 Deltona Consent Order. The 1992 Deltona Consent Order was formally terminated on April 13, 1998.

     As of December 31, 1998 and December 31, 1997 the Company had in escrow approximately $7,000 and $50,000, respectively, specifically for land improvements at certain of its Central and North Florida communities. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

     The Company's continuing liquidity problems have precluded the timely payment of the full amount of certain real estate taxes. Delinquent real estate taxes aggregated approximately $2,880,000 as of December 31, 1998. On properties where customers have contractually assumed the obligation to pay into a tax escrow maintained by the Company, the Company has and will continue to pay delinquent real estate taxes as monies are collected from customers. Of the $2,880,000 in delinquent real estate taxes, approximately $90,000 relates to sold lots on which the customer has assumed the obligation to pay but has not yet done so. (See Note 11)

     The Company is subject to a lawsuit entitled Marco Island Civic Association, Inc. et al v. The Deltona Corporation, et al, Case No. 98-3758-CA, which was filed in the Circuit Court of Collier County Florida on October 29, 1998. The complaint alleges that the Company amended certain Declaration of Restrictions for property in Marco Island without having the authority to do so. The plaintiff is seeking to overturn the Amendment to the Declaration as null and void and for unspecified relief. The complaint was amended by the plaintiff to add claims for breach of warranty and indemnity and now includes a claim for attorney's fees incurred in connection with prior litigation. In the amended Complaint, the plaintiff is also seeking certification of the case as a class action based upon an allegation that Deltona received compensation for granting amendments. The case is in the initial discovery phase. The Company intends to vigorously defend itself against the claims and to defeat the effort to convert the case to a class action. In the event the plaintiff is successful and if the class certification is authorized, and if the Company is not successful in its defenses, a substantial claim would be obtained against the Company. No provision has been made for an unfavorable outcome in the accompanying financial statements at December 31, 1998.

     In addition to the matters discussed above, the Company is a party to other litigation relating to the conduct of its business which is routine in nature and, in the opinion of management, should have no material effect upon the Company's operation.

9.   Marco Island - Marco Shores Permits

     On April 16, 1976, the U.S. Army Corps of Engineers (the "Corps") denied the Company's application for dredge and fill permits required to complete development of the Marco Island community. These denials adversely affected the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



9.   Marco Island-Marco Shores Permits (continued)

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

10.  Common Stock and Earnings per Share Information

     Effective December 30, 1997, the Company entered into agreements with its lenders to substantially reduce the Company's outstanding debt obligations. Yasawa purchased 6,809,338 shares of Common Stock issued by the Company at a per share price of One Dollar ($1.00), which is equal to par value, in satisfaction of $6,809,338 of the Company's debt to Yasawa. Through Yasawa's acquisition of the 6,809,338 shares of Common Stock of the Company referenced above, Mr. Antony Gram's beneficial ownership increased from 3,109,703 shares to 9,919,041 shares (73.23% of the outstanding shares of Common Stock of the Company as of March 19, 1999).

     The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128) in the fourth quarter of 1997. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts are excluded if there effects would be anti-dilutive. All prior period loss per share data has been computed in accordance with SFAS No. 128.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES


10.  Common Stock and Earnings per Share Information (continued)

     The net loss and the average number of shares of common stock and common stock equivalents used to calculate basic earnings (loss) per share for 1998, 1997 and 1996 were $ (2,591,000), $(1,326,000) and $(896,000) and 13,544,277,
6,753,587 and 6,729,748, respectively.

11.  Subsequent Event

     Between January 1, 1999 and March 26, 1999, Swan loaned the Company $4,925,000 under the agreement described in Note 5. These funds were used by the Company to pay approximately $2,567,000 in outstanding real estate taxes with the balance to meet the Company's working capital requirements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES


12.  Business Segments

                                                                           Years ended
                                            -------------------------------------------------------------------------
                                            December 31,    December 31,   December 31,   December 31,   December 25,
                                                1998            1997           1996           1995           1994
                                            ------------    ------------   ------------   ------------   ------------
                                                                          (in thousands)
        Revenues
         Real estate:
           Net land sales<F1>.......        $  3,078        $  4,045       $  4,296       $  2,394       $  2,058
           Housing revenues.........           1,622           1,214          1,202          1,383          2,543
           Improvement revenues<F2>.             956           2,366          1,008          1,052          1,214
           Interest income<F3>......             548           1,367          1,464          1,019          1,046
                                            --------        --------       --------       --------       --------
             Total real estate......           6,204           8,992          7,970          5,848          6,861
         Other<F4>..................             529             617            963          1,030          1,832
         Intersegment sales<F5>.....            (245)           (184)          (283)          (190)          (152)
                                            --------        --------       --------       --------       --------
             Total..................        $  6,488        $  9,425       $  8,650       $  6,688       $  8,541
                                            ========        ========       ========       ========       ========
         Operating profits (losses)
         Real estate................        $  1,361        $  3,052       $  3,077       $  1,377       $  1,055
         Other......................              33             185            443            341          1,032
         General corporate expense..          (3,173)         (3,018)        (2,966)        (2,981)        (4,147)
         Interest expense...........            (812)         (1,545)        (1,781)        (1,642)        (1,847)
                                            --------        --------       --------       --------       --------
         Income (loss) from
          continuing operations
          before income taxes
          and extraordinary items...        $ (2,591)       $ (1,326)      $ (1,227)      $ (2,905)      $ (3,906)
                                            ========        ========       ========       ========       ========

                                                               Real
                                                              Estate            Other            Corporate           Total
                                                              ------            --------         ---------         --------
         Identifiable assets........        1998              $ 10,976          $    656         $    283          $ 11,915
                                            1997                13,107               404               49            13,560
                                            1996                18,864               502               56            19,422

         Depreciation expense.......        1998              $     27          $      1         $     16          $     44
                                            1997                    25                 5               16                46
                                            1996                    38                 5               17                60

         Capital expenditures.......        1998              $     67            $  -0-         $     70          $    137
                                            1997                     6               -0-              -0-                 6
                                            1996                     2               -0-                2                 4

-----------------------
<F1>     Net land sales consist of gross land sales less estimated uncollectible installment sales and contract valuation discount (see Notes 1, 2 and 7 to Consolidated Financial Statements).

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


                 SUPPLEMENTAL UNAUDITED QUARTERLY FINANCIAL DATA
                    (in thousands, except per share amounts)



                                                       Extraordinary
                             (Loss)                    Item: Gain on
                             From                      Settlement
                             Operations                Relating to
                             Before     (Loss)         the            Net
                             Income     From           Marco Refund   Income
                    Revenues Taxes      Operations     Obligation     (Loss)
                    -------- ---------- ----------     -------------  -------
1998
  First....         $  1,379 $    (621) $   (621)      $    -0-       $  (621)
  Second...            1,946      (304)     (304)           -0-          (304)
  Third....            1,338    (1,269)   (1,269)           -0-        (1,269)
  Fourth...            1,825      (397)     (397)           -0-          (397)
                    -------- ---------  --------       --------       -------
Total......         $  6,488 $  (2,591) $ (2,591)      $    -0-       $(2,591)
                    ======== =========  ========       ========       =======

1997
  First....         $  2,072 $    (429) $   (429)      $    -0-       $  (429)
  Second...            2,291      (174)     (174)           -0-          (174)
  Third....            1,631      (627)     (627)           -0-          (627)
  Fourth...            3,431       (96)      (96)           -0-           (96)
                    -------- ---------  --------       --------       -------
Total......         $  9,425 $  (1,326) $ (1,326)      $    -0-       $(1,326)
                    ======== =========  ========       ========       =======

1996
  First....         $  2,017  $   (404) $   (404)      $    -0-       $  (404)
  Second...         $  2,251  $   (179) $   (179)      $    -0-       $  (179)
  Third....         $  2,607  $   (151) $   (151)      $    331       $   180
  Fourth...         $  1,775  $   (493) $   (493)      $    -0-       $  (493)
                    --------  --------  --------       --------       -------
Total......         $  8,650  $ (1,227) $ (1,227)      $    331       $  (896)
                    ========  ========  ========       ========       =======


Basic earnings (Loss) Per Share<F1>
-------------------------------
                                                                      Extraordinary  Net Income
                                                       Operations          Items      (Loss)
                                                       ----------     -------------  ----------
1998
         First......................                   $  (.05)       $    .00       $   (.05)
         Second.....................                   $  (.02)       $    .00       $   (.02)
         Third......................                   $  (.09)       $    .00       $   (.09)
         Fourth.....................                   $  (.03)       $    .00       $   (.03)
                                                       -------        --------       --------
Total...............................                   $  (.19)       $    .00       $   (.19)
                                                       =======        ========       ========
1997
         First......................                   $  (.06)       $    .00       $   (.06)
         Second.....................                   $  (.03)       $    .00       $   (.03)
         Third......................                   $  (.09)       $    .00       $   (.09)
         Fourth.....................                   $  (.01)       $    .00       $   (.01)
                                                       -------        --------       --------
Total...............................                   $  (.20)       $    .00       $   (.20)
                                                       =======        ========       ========

1996
         First......................                   $  (.06)       $    .00       $  (.06)
         Second.....................                   $  (.03)       $    .00       $  (.03)
         Third......................                   $  (.02)       $    .05       $   .03
         Fourth.....................                   $  (.07)       $    .00       $  (.07)
                                                       -------        --------       -------
Total...............................                   $  (.18)       $    .05       $  (.13)
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


ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.   Financial Statements

          See Item 8, Index to Consolidated Financial Statements and Supplemental Data.


(a)  2.   Financial Statement Schedules

                                                                            Page
                                                                            ----

          Independent Auditors' Report..................................      46

          Schedule VIII - Valuation and qualifying accounts for
          the three years ended December 31, 1998.......................      48

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto or the 1999 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, incorporated herein by reference.


(a)  3.   Exhibits

     See the Exhibit Index included herewith.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on April 2, 1998 and incorporated herein by reference to communicate a change in the Company's auditors.

                         INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THE DELTONA CORPORATION:

     We have audited the consolidated financial statements of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1998 and for the year then ended, and have issued our report thereon dated March 26, 1999 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's ability to continue as a going concern), included elsewhere in this Annual Report on Form 10-K. Our audit also included the financial statement schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




JAMES MOORE & CO. P.L.
Certified Public Accountants
Gainesville, Florida
March 26, 1999

                         INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THE DELTONA CORPORATION:

     We have audited the consolidated financial statements of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1997, and for the years ended December 31, 1997 and 1996 and have issued our report thereon dated March 25, 1998 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's ability to continue as a going concern), included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Certified Public Accountants
Miami, Florida
March 25, 1998

                                                                   SCHEDULE VIII



                     THE DELTONA CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                                       Additions
                                                                                      Charged to
Those Valuation and Qualifying Accounts           Balance at         Revenues,        Deductions       Balance at
Which are Deducted in the Balance Sheet           Beginning          Costs, and          from            End of
  from the Assets to Which They Apply             of Period          Expenses         Reserves           Period
--------------------------------------            ---------         -----------       ----------       ----------
Year ended December 31, 1998

  Allowance for uncollectible contracts<F1>..     $    1,150        $     840         $   1,045        $   945
                                                  ==========        =========         =========        =======

  Unamortized contract valuation discount<F2>     $      508        $     237         $     344        $   401
                                                  ==========        =========         =========        =======
Year ended December 31, 1997

  Allowance for uncollectible contracts<F1>..     $    2,429        $   1,528         $   2,807        $ 1,150
                                                  ==========        =========         =========        =======

  Unamortized contract valuation discount<F2>.    $    1,094        $     520         $   1,106        $   508
                                                  ==========        =========         =========        =======

Year ended December 31, 1996

  Allowance for uncollectible contracts<F1>..     $    1,629        $   1,706         $     906        $ 2,429
                                                  ==========        =========         =========        =======

  Unamortized contract valuation discount<F2>     $      829        $     814         $     549        $ 1,094
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

                                       48

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DELTONA CORPORATION
  (Company)


By:  /s/ Donald O. McNelley                                DATE:  March 31, 1999
     -----------------------
     Donald O. McNelley, Treasurer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.



     /s/  Antony Gram
     ------------------------
     Antony Gram, Chairman of the Board of Directors,
        Chief Executive Officer and President

    /s/ Christel DeWilde
    -------------------------
    Christel DeWilde, Director

    /s/George W. Fischer
    -------------------------
    George W. Fischer, Director

    /s/Rudy Gram
    -------------------------
    Rudy Gram, Director

    /s/Thomas B. McNeill
    -------------------------
    Thomas B. McNeill, Director                            DATE:  March 31, 1999