Form 10-Q
period 1999-06-30
DELTONA CORP
filed 1999-08-12
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

    X             QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ___                    SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ending June 30, 1999

                                       OR

   ___            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from _______ to ______
                          Commission file number 1-4719

                             THE DELTONA CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    59-0997584
--------------------------------------------------------------------------------
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

 8014 SW 135 STREET ROAD, OCALA, FLORIDA                  34473
--------------------------------------------------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code   (352)307-8100
                                                    ----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of June 30, 1999.

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                 ($000 Omitted)

                                                         June 30, December 31,
                                                          1999        1998
                                                        --------- ------------
Cash and cash equivalents, including escrow deposits
 and restricted cash of $442 in 1999 and $667 in 1998   $   544   $   721
Contracts receivable for land sales - net ...........     1,519     2,173
                                                        -------   -------
Mortgages and other receivables - net ...............       114       194
                                                        -------   -------

Inventories (b):
 Land and land improvements .........................     7,955     7,579
 Other ..............................................        76        76
                                                        -------   -------
            Total inventories .......................     8,031     7,655
                                                        -------   -------

Property, plant, and equipment at cost - net ........       476       467
                                                        -------   -------
Prepaid expenses and other ..........................       754       705
                                                        -------   -------
       Total ........................................   $11,438   $11,915
                                                        =======   =======



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------


Mortgages and similar debt(c):
 Mortgage notes payable .............................   $  6,670  $  6,670
 Other loans ........................................      4,738     1,895
                                                        --------  --------
   Total mortgages and similar debt .................     11,408     8,565

Accounts payable, accrued expenses,
 customers' deposits ................................      6,096     8,786
Deferred revenue ....................................      2,605     2,824
                                                        --------  --------
Total liabilities ...................................     20,109    20,175
                                                        --------  --------

Commitments and contingencies (d):
 Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 1999 and
  1998 - 13,544,277 shares (excluding 12,228 shares
  held in treasury in 1999 and 1998) ................     13,544    13,544
 Capital surplus ....................................     51,549    51,440
 Accumulated deficit ................................    (73,764)  (73,244)
                                                        --------  --------
            Total stockholders' (deficiency) ........     (8,671)   (8,260)
                                                        --------  --------
                        Total .......................   $ 11,438  $ 11,915
                                                        ========  ========


                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                            FOR THE PERIODS INDICATED
                     ($000 Omitted Except Per Share Amounts)

                                               Six Months Ended              Three Months Ended
                                         June 30,        June 30,        June 30,         June 30,
                                           1999            1998             1999            1998
                                           ----            ----             ----            ----
Revenues (a):
 Net land sales ....................   $      1,793    $      1,519    $      1,180    $        875
 House and apartment sales .........          2,045             661             792             442
 Recognized improvement revenue /
  prior period sales ...............            187             685              86             419
 Interest income ...................            211             314             103             145
 Other revenues ....................            221             146             112              65
                                       ------------    ------------    ------------    ------------
     Total .........................          4,457           3,325           2,273           1,946
                                       ------------    ------------    ------------    ------------

Costs and expenses (a):
 Cost of sales and improvements ....          2,213           1,210             967             713
 Selling, general and administrative
  and other expenses ...............          2,427           2,620           1,308           1,330
 Interest expense (c)(e) ...........            336             420             220             207
                                       ------------    ------------    ------------    ------------
     Total .........................          4,976           4,250           2,495           2,250
                                       ------------    ------------    ------------    ------------

Loss from operations ...............           (519)           (925)           (222)           (304)
                                       ------------    ------------    ------------    ------------
Net Income (Loss) ..................   $       (519)   $       (925)   $       (222)   $       (304)
                                       ============    ============    ============    ============
Basic Earnings (Loss) per common
 and common equivalent share:
 From operations ...................   $       (.04)   $       (.07)   $       (.02)   $       (.02)
                                       ------------    ------------    ------------    ------------
Net Income (Loss) ..................   $       (.04)   $       (.07)   $       (.02)   $       (.02)
                                       ============    ============    ============    ============

Number of common and common
 equivalent shares .................     13,544,277      13,544,277      13,544,277      13,544,277
                                       ============    ============    ============    ============




No dividends have been paid on Common Stock.
Results of operations for the first six months may not be indicative of results which may be expected for the full year. See Notes to Unaudited Condensed Consolidated Financial Statements.
See Management's Analysis of Quarterly Statements of Operations included herein. Certain amounts have been reclassified for comparative purposes.



                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                         JUNE 30, 1999 AND JUNE 30, 1998
                                 ($000 Omitted)


                                                         Six Months Ended
                                                        ------------------
                                                        June 30,   June 30,
                                                          1999       1998
                                                        --------   ---------
Cash flows from operating activities ................   $(5,068)   $  (584)
                                                        -------    -------

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment         3          0
 Payment for acquisition and construction
  of property plant and equipment ...................       (37)        (3)
                                                        -------    -------
Net cash provided by (used in) investing activities .       (34)        (3)
                                                        -------    -------

Cash flows from financing activities:
  New borrowings ....................................     4,925          0
  Repayment of borrowings ...........................         0          0
                                                        -------    -------

Net cash provided by (used in) financing activities .     4,925          0
                                                        -------    -------

Net increase (decrease) in cash and cash equivalents
 (including escrow deposits and restricted cash) ....      (177)      (587)

Cash and cash equivalents at December 31, 1998 and
 December 31, 1997 ..................................       721      1,397
                                                        -------    -------

Cash and cash equivalents at June 30, 1999 and
 June 30, 1998 ......................................   $   544    $   810
                                                        =======    =======





See Notes to Unaudited Condensed Consolidated Financial Statements. Certain amounts have been reclassified for comparative purposes.




                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                         JUNE 30, 1999 AND JUNE 30, 1998
                                 ($000 Omitted)


                                                         Six Months Ended
                                                        -------------------
                                                        June 30,   June 30,
                                                          1999       1998
                                                          ----       ----


Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

  Net loss ..........................................   $  (519)   $  (925)
                                                        -------    -------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation and amortization .....................        25         21
  Provision for estimated uncollectible sales-net ...       410        531
  Contract valuation discount, net of amortization ..        43         65
  Net Gain on sale of property, plant & equipment ...         3          0
  Net change in assets and liabilities ..............    (5,030)      (276)
                                                        -------    -------
            Total adjustments .......................   $(4,549)   $   341
                                                        -------    -------

  Net cash provided by (used in) operating activities   $(5,068)   $  (584)
                                                        =======    =======

  Supplemental disclosure of non cash investing and financing activities:

  Reduction of debt as a result of the conveyance
            of contracts receivable .................   $ 2,081    $   587
                                                        =======    =======

                    THE DELTONA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

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

(b)         INVENTORIES

            Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):

                                  Land and Improvements
                                  ---------------------
                                                   June 30,  December 31,
                                                     1999      1998
                                                     ----      ----

            Unimproved land .....................   $  420   $  420
            Land in various stages of development    3,103    2,287
            Fully improved land .................    4,432    4,872
                                                    ------   ------
                        Total ...................   $7,955   $7,579
                                                    ======   ======

            Other inventories consists primarily of completed vacation ownership units.

(c)         MORTGAGES AND SIMILAR DEBT

            The following table presents information with respect to mortgages and similar debt (in thousands):

                                                           June 30, December 31,
                                                             1999       1998
                                                           -------- ------------
            Mortgage Notes Payable .....................   $ 6,670   $ 6,670
            Other Loans ................................     4,738     1,895
                                                           -------   -------
                        Total mortgages and similar debt   $11,408   $ 8,565
                                                           =======   =======

            Included in Mortgage Notes Payable is the Yasawa loan ($6,670 at June 30, 1999); included in Other Loans is the Scafholding loan ($530,000 as of June 30, 1999) and the Swan loan ($4,208,000 as of
            June 30, 1999).

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

            The terms of repayment of the Yasawa and Scafholding debt provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate on their existing loans to the Company from 9.6% to 6% per annum. Yasawa and Scafholding have not required the Company to make monthly interest payments for the period September 1, 1998 to June 30, 1999. As of June 30, 1999, the total amount of interest accrued is approximately $484,100.

            From October 9, 1998 through the present, Swan has advanced the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a third lien on the Company's receivables, is approximately $4,208,000 as of June 30, 1999. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay approximately $2,567,000 in outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements. Included in the interest expense is $108,000 for the six months ending June 30, 1999 for interest imputed on the Swan debt, which was treated as a contribution to capital.

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

            As of June 30, 1999, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $241,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments of $610,000, all of which are included in deferred revenue. The total cost to complete improvements as of June 30, 1999, including the previously mentioned obligations, was estimated to be approximately $886,000. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development
            obligation   at  Marion  Oaks  and  Sunny  Hills  by   approximately
            $5,800,000.

            In addition to the matters discussed above and in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company is a party to other litigation relating to the conduct of its business which is routine in nature and, in the opinion of the management, should have no material effect upon the Company's operation.


(e)         CAPITALIZED INTEREST

            The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $336,000 and $ 420,000, none was capitalized for the six months ended June 30, 1999 and June 30,1998, respectively.

(f)         EARNINGS OR LOSS PER SHARE

            Basic earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The earnings (loss) and the average number of shares of Common Stock and common stock equivalents used to calculate earnings per share for the six months ended June 30, 1999 and June 30, 1998 were $(519,000) and $(925,000) and 13,544,277 and 13,544,277, respectively.

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

As part of the Agreement, if the Company elects to do so, Scafholding agreed to purchase contracts receivable at 65% of face value, with recourse, to meet the Company's ongoing capital requirements. Scafholding purchased the following contracts receivables from the Company to generate working capital for the
Company:

                                         Approximate Contracts
             Date of Purchase         Receivable Amount Purchased
            -----------------         ---------------------------
            June 30, 1998 .........            $200,100
            July 15, 1998 .........            $115,200
            July 31, 1998 .........            $179,900
            August 31, 1998 .......            $250,400
            September 10, 1998.....            $153,400
            September 29, 1998.....            $497,100

From October 9, 1998 through the present, Swan has advanced the Company funds to meet its working capital requirements. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay approximately $2,567,000 in outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements. As of June 30, 1999, the Company's outstanding debt to Swan was $4,208,000 secured by a third lien on the Company's receivables.

As of June 30, 1999, the Company's outstanding debt to Scafholding was $530,000, secured by a first lien on the Company's receivables; the Company's outstanding debt to Yasawa was $6,670,000 secured by a second lien on the Company's receivables and a mortgage on all of the Company's property. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Yasawa and Scafholding did not require the Company to make interest payments for the period September 1, 1998 to the present. As of June 30, 1999, the total amount of interest accrued is approximately $484,100. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate for their existing loans to the Company from 9.6% to 6% per annum.

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

RESULTS OF OPERATIONS
---------------------

For the six months ended June 30, 1999 and June 30, 1998.

Revenues
--------

Total revenues were $4,457,000 for the first six months of 1999 ($2,273,000 for the quarter ending June 30, 1999) compared to $3,325,000 for the comparable 1998 period ($1,946,000 for the quarter ending June 30, 1998).

Gross land sales were $2,285,000 for the first six months of 1999 versus $2,170,000 for the comparable 1998 period. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $1,793,000 the first six months of 1999 from $1,519,000 for the first six months of 1998. For the three months ended June 30, 1999, net land sales increased to $1,180,000 from $875,000 for the comparable 1998 period. The increase in sales reflects higher sales by the Company's independent dealers.

Housing revenues were $2,045,000 for the first six months of 1999 versus $661,000 for the comparable 1998 period. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues increased as of result of higher sales by the Company's independent dealer network. The backlog of houses under contract was $3,298,000 and $3,815,000 as of June 30, 1999 and June 30, 1998, respectively.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                                      Six Months Ended  Three Months Ended
                                      ----------------  ------------------
                                      June 30, June 30, June 30, June 30,
                                        1999     1998     1999     1998
                                      -------- -------- -------- --------
Gross Land Sales:
  Retail Sales* ...................   $2,285   $2,170   $1,361   $1,204
                                      ------   ------   ------   ------

Housing Sales:
  Single Family ...................    2,045      661      792      441
                                      ------   ------   ------   ------
            Total Real Estate         $4,330   $2,831   $2,153   $1,645
                                      ======   ======   ======   ======

------
* New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the six months ended June 30, 1999 and June 30, 1998 were $3,285,000 and $2,081,000, respectively, and $1,931,000 and $1,312,000 for the second quarters of 1999 and 1998, respectively. The Company had a backlog of approximately $1,285,000 in recognized sales as of June 30, 1999. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $187,000 for the first six months of 1999 ($86,000 for the second quarter of 1999) versus $684,000 for the comparable 1998 period ($419,000 for the second quarter of 1998).

Interest income was $211,000 for the first six months of 1999 versus $314,000 for the comparable period in 1998. The decrease is the result of a decrease in the Company's contracts receivable, resulting from the sale and assignment of contracts receivable to the Company's lenders.

Other revenues were $221,000 for the six months of 1999 ($112,000 for the second quarter of 1999) versus $146,000 for the comparable period in 1998 ($65,000 for the second quarter of 1998). Other revenues are principally generated by the Company's title insurance and real estate brokerage subsidiaries , as well as fees paid to the Company by Scafholding to administer its property holdings.

Costs and Expenses
------------------

Costs and expenses were $4,977,000 for the first six months of 1999 ($2,495,000 for the second quarter of 1999) versus $4,250,000 for the comparable period in 1998 ($2,250,000 for the second quarter of 1998). Cost of sales were $2,213,000 for the first six months of 1999 ($967,000 for the second quarter of 1999), versus $1,210,000 for the comparable period in 1998 ($713,000 for the second quarter of 1998). The increase reflects higher sales by the Company's independent dealers.

Commissions, advertising and other selling expenses totaled $1,461,000 for the six months of 1999 versus $1,270,000 for the comparable period in 1998 ($849,000 for the second quarter of 1999 versus $661,000 for the second quarter of 1998). Higher retail sales resulted in increased commission expense. Other selling expense increased to $563,000 for the first six months of 1999 versus $521,000 for the comparable period in 1998 ($295,000 for the second quarter of 1999 versus $244,000 for the second quarter of 1998) as a result of higher jobsite expenses. Advertising increased to $143,000 for the first six months of 1999 versus $35,000 for the comparable period in 1998 ($133,000 for the second quarter of 1999 versus $19,000 for the second quarter of 1998).

General and administrative expenses were $611,000 for the first six months of 1999 ($296,000 for the second quarter of 1999) versus $836,000 for the comparable period in 1998 ($412,000 for the second quarter of 1998). General and administrative expenses decreased primarily due to reduced overhead expenses.

Real estate tax expenses were $356,000 for the first six months of 1999 ($163,000 for the second quarter of 1999) versus $514,000 for the comparable period in 1998 ($257,000 for the second quarter of 1998). Included in real estate tax expense is interest and administrative fees on delinquent taxes, which accrue interest at 18% per annum.

Interest expense was $336,000 for the first six months of 1999 ($220,000 for the second quarter of 1999) versus $420,000 for the comparable period in 1998 ($207,000 for the second quarter of 1998). The decrease in interest expense is a result of lower interest rates on outstanding debt. Included in the interest expense is $108,000 for the six months ending June 30, 1999 for interest imputed on the Swan debt.

Net Income (Loss)
-----------------

The Company reported a net loss of $519,000 for the first six months of 1999($222,000 for the second quarter of 1999) versus a loss of $925,000 for the comparable period in 1998 ($304,000 for the second quarter of 1998).

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

The terms of repayment of the Yasawa and Scafholding debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate on their existing loans to the Company from 9.6% to 6% per annum. Yasawa and Scafholding have not required the Company to make monthly interest payments for the period September 1, 1998 to the present. As of June 30, 1999, the total amount of interest accrued is approximately $484,100. .

From October 9, 1998 through the present, Swan has advanced the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a third lien on the Company's receivables, was $4,208,000 as of June 30, 1999. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay approximately $2,567,000 in outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements. Included in the interest expense is $108,000 for the six months ending June 30, 1999 for interest imputed on the Swan debt, which was treated as a contribution to capital.

The following table presents information with respect to mortgages and similar debt (in thousands):

                                                          June 30,  December 31,
                                                            1999        1998
                                                          --------  --------
            Mortgage Notes Payable .....................   $ 6,670   $ 6,670
            Other Loans ................................     4,738     1,895
                                                           -------   -------
                        Total mortgages and similar debt   $11,408   $ 8,565
                                                           =======   =======
-------------
            Included in Mortgage Notes Payable is the Yasawa loan ($6,670 at June 30, 1999); included in Other Loans is the Scafholding loan ($530,000 as of June 30, 1999) and the Swan loan ($4,208,000 as of
            June 30, 1999).

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

            CONTRACTS AND MORTGAGES RECEIVABLE SALES

In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the
                                       13

February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $2,069,000 as of June 30, 1999). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company has fully reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. In 1998, the Company did not replace any delinquent receivables. As of June 30, 1999 and 1998, $1,036,000 and $1,298,000 in receivables were delinquent, respectively.

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

The Company was the guarantor of approximately $12,164,000 of contracts receivable sold or transferred as of June 30, 1999, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $3,742,000 remains at June 30, 1999. The Company has been in compliance with all receivables transactions since the consummation of receivable sales.

The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios and other administration performed on their behalf. During 1999, the Company entered into a similiar agreement with Swan Development Corporation, although the Swan agreement does not provide a fee for servicing of its receivables. During 1998, the Company received approximately $82,000 in revenue pursuant to these agreements. Revenue under these agreements for the first six months of 1999 was $132,000 ($71,547 for the second quarter of 1999).

In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse. The Company has an agreement with Swan whereby Swan will loan the Company funds to be repaid with contracts receivable at 90% of face value, with recourse.

            OTHER OBLIGATIONS

As of June 30, 1999, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $241,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments of $610,000, all of which are included in deferred revenue. The total cost to complete improvements as of June 30, 1999, including the previously mentioned obligations, was estimated to be approximately $886,000. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

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



Date: August 12, 1999                        By: /s/Donald O. McNelley
      ---------------                            ---------------------
                                                 Donald O. McNelley
                                                 Treasurer
                                                 (Principal Financial Officer)