Form 10-Q
period 1999-09-30
DELTONA CORP
filed 1999-11-15
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ending September 30, 1999

                                       OR

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to
                          Commission file number 1-4719

                             THE DELTONA CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      59-0997584
--------------------------------------------------------------------------------
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

 8014 SW 135 STREET ROAD, OCALA, FLORIDA                     34473
-----------------------------------------------------------------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code      (352)307-8100
                                                        -------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of September 30, 1999.

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 ($000 Omitted)

                                                          September 30,  December 31,
                                                              1999          1998
                                                          -------------  ------------
Cash and cash equivalents, including escrow deposits
 and restricted cash of $498 in 1999 and $667 in 1998...  $      684     $     721
Contracts receivable for land sales - net...............       1,403         2,173
                                                          ----------     ---------
Mortgages and other receivables - net...................         103           194
                                                          ----------     ---------
Inventories (b):
 Land and land improvements.............................       8,143         7,579
 Other..................................................          76            76
                                                          ----------     ---------
       Total inventories................................       8,219         7,655
                                                          ----------     ---------
Property, plant, and equipment at cost - net............         488           467
                                                          ----------     ---------
Prepaid expenses and other..............................         910           705
                                                          ----------     ---------
       Total............................................  $   11,807     $  11,915
                                                          ==========     =========



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


Mortgages and similar debt(c):
 Mortgage notes payable.................................  $    6,670     $   6,670
 Other loans ...........................................       4,700         1,895
                                                          ----------     ---------
   Total mortgages and similar debt.....................      11,370         8,565

Accounts payable, accrued expenses,
 customers' deposits....................................       6,842         8,786
Deferred revenue........................................       2,482         2,824
                                                          ----------     ---------
Total liabilities.......................................      20,694        20,175
                                                          ----------     ---------

Commitments and contingencies (d):
  Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 1999 and
  1998 - 13,544,277 shares (excluding 12,228 shares
  held in treasury in 1999 and 1998)....................      13,544        13,544
 Capital surplus........................................      51,613        51,440
 Accumulated deficit....................................     (74,044)      (73,244)
                                                          ----------     ---------
       Total stockholders' (deficiency).................      (8,887)       (8,260)
                                                          ----------     ---------
              Total.....................................  $   11,807     $  11,915
                                                          ==========     =========




                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                            FOR THE PERIODS INDICATED
                     ($000 Omitted Except Per Share Amounts)

                                            Nine Months Ended           Three Months Ended
                                      September 30, September 30,    September 30, September 30,
                                          1999         1998             1999           1998
                                          ----         ----             ----           ----
Revenues (a):
 Net land sales....................   $    2,805    $     2,238      $     1,012   $     718
 House and apartment sales.........        2,615            949              570         289
 Recognized improvement revenue /
  prior period sales...............          293            845              106         161
 Interest income...................          390            433              179         119
 Other revenues....................          400            197              179          51
                                      ----------    -----------      -----------   ---------
     Total.........................        6,503          4,663            2,046       1,338
                                      ----------    -----------      -----------   ---------

Costs and expenses (a):
 Cost of sales and improvements....        3,004          1,776              790         565
 Selling, general and administrative
  and other expenses...............        3,789          4,461            1,362       1,843
 Interest expense (c)(e)...........          510            620              174         199
                                      ----------    -----------      -----------   ---------
     Total.........................        7,303          6,857            2,326       2,607
                                      ----------    -----------      -----------   ---------
Loss from operations ..............         (800)        (2,194)            (280)     (1,269)
                                      ----------    -----------      -----------   ---------
Net Income (Loss)..................   $     (800)   $    (2,194)     $      (280)  $  (1,269)
                                      ==========    ===========      ===========   =========
Basic Earnings (Loss) per common
 and common equivalent share:
 From operations...................   $     (.06)   $      (.16)     $      (.02)  $    (.09)
                                      ----------    -----------      -----------   ---------
Net Income (Loss)..................   $     (.06)   $      (.16)     $      (.02)  $    (.09)
                                      ==========    ===========      ===========   =========

Number of common and common
 equivalent shares.................   13,544,277    13,544,277       13,544,277    13,544,277
                                      ==========    ==========       ==========    ==========




No dividends have been paid on Common Stock.
Results of operations for the first nine months may not be indicative of results which may be expected for the full year. See Notes to Unaudited Condensed Consolidated Financial Statements.
See Management's Analysis of Quarterly Statements of Operations included herein. Certain amounts have been reclassified for comparative purposes.




                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                 ($000 Omitted)

                                                                 Nine Months Ended
                                                          September 30,    September 30,
                                                             1999             1998
                                                          -------------    -------------

Cash flows from operating activities....................  $   (5,934)      $    (430)
                                                          ----------       ---------

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment...           3               0
 Payment for acquisition and construction
  of property plant and equipment.......................         (81)            (68)
                                                          ----------       ---------
Net cash provided by (used in) investing activities.....         (78)            (68)
                                                          ----------       ---------

Cash flows from financing activities:
  New borrowings........................................       5,975               0
  Repayment of borrowings...............................           0               0
                                                          ----------       ---------
Net cash provided by (used in) financing activities.....       5,975               0
                                                          ----------       ---------
Net increase (decrease) in cash and cash equivalents
 (including escrow deposits and restricted cash)........         (37)           (498)

Cash and cash equivalents at December 31, 1998 and
 December 31, 1997......................................         721           1,397
                                                          ----------       ---------
Cash and cash equivalents at September 30, 1999 and
 September 30, 1998.....................................  $      684       $     899
                                                          ==========       =========


See Notes to Unaudited Condensed Consolidated Financial Statements. Certain amounts have been reclassified for comparative purposes.



                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                 ($000 Omitted)

                                                                 Nine Months Ended
                                                          September 30,    September 30,
                                                             1999             1998
                                                          -------------    -------------
Reconciliation of net income (loss) to net cash
 provided by (used in) operating activities:

  Net loss..............................................  $    (800)       $ (2,194)
                                                          ---------        --------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation and amortization.........................         37              33
  Provision for estimated uncollectible sales-net.......        653             797
  Contract valuation discount, net of amortization......          3             132
  Net Gain on sale of property, plant & equipment.......          3               0
  Net change in assets and liabilities..................     (5,830)           (802)
                                                          ---------        --------
        Total adjustments...............................  $  (5,134)       $  1,764
                                                          ---------        --------

  Net cash provided by (used in) operating activities...  $  (5,934)       $   (430)
                                                          =========        ========

  Supplemental disclosure of non cash investing and financing activities:

  Reduction of debt as a result of the conveyance
       of contracts receivable.........................   $   3,170        $    887
                                                          =========        ========

                    THE DELTONA CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

(b)  INVENTORIES

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):
                              Land and Improvements
                              ---------------------

                                                  September 30, December 31,
                                                     1999           1998
                                                  ------------- ------------
     Unimproved land........................      $    429      $    420
     Land in various stages of development..         3,554         2,287
     Fully improved land....................         4,169         4,872
                                                  --------      --------
          Total.............................      $  8,143      $  7,579
                                                  ========      ========

     Other inventories consists primarily of completed vacation ownership units.

(c)  MORTGAGES AND SIMILAR DEBT

     The following table presents information with respect to mortgages and similar debt (in thousands):

                                                  September 30, December 31,
                                                     1999           1998
                                                  ------------- ------------
     Mortgage  Notes Payable  ..................  $   6,670     $ 6,670
     Other  Loans...............................      4,700       1,895
                                                  ---------     -------
        Total mortgages and similar debt........  $  11,370     $ 8,565
                                                  =========     =======

     Included in Mortgage Notes Payable is the Yasawa loan ($6,670,000 at September 30, 1999); included in Other Loans is the Scafholding loan ($230,000 as of September 30, 1999) and the Swan loan ($4,470,000) as of September 30, 1999).

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

     The terms of repayment of the Yasawa and Scafholding debt provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate on their existing loans to the Company from 9.6% to 6% per annum. Yasawa and Scafholding have not required the Company to make monthly interest payments for the period September 1, 1998 to September 30, 1999. As of September 30, 1999, the total amount of interest accrued is approximately $591,000.

     From October 9, 1998 through the present, Swan has advanced the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a third lien on the Company's receivables, is approximately $4,170,000 as of September 30, 1999. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay approximately $2,567,000 in outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements. Included in the interest expense for the nine months ending September 30, 1999 is $173,000 for interest imputed on the Swan debt, which was treated as a contribution to capital, and $3,000 for interest accrued on the Swan debt.

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

     As of September 30, 1999, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $170,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments of $600,000, all of which are included in deferred revenue. The total cost to complete improvements as of September 30, 1999, including the previously mentioned obligations, was estimated to be approximately $795,000. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

     In addition to the matters discussed above and in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company is a party to other litigation relating to the conduct of its business which is routine in nature and, in the opinion of the management, should have no material effect upon the Company's operation.

(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $510,000 and $ 620,000, none was capitalized for the nine months ended September 30, 1999 and September 30,1998, respectively.

(f)  EARNINGS OR LOSS PER SHARE

     Basic earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period. The earnings (loss) and the average number of shares of Common Stock and common stock equivalents used to calculate earnings per share for the nine months ended September 30, 1999 and September 30, 1998 were $(800,000) and $(2,194,000) and 13,544,277 and 13,544,277, respectively.

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

Through Yasawa's acquisition of the 6,809,338 shares of Common Stock of the Company referenced above, Mr. Antony Gram's beneficial ownership increased from 3,109,703 shares to 9,919,041 shares (73.23% of the outstanding shares of Common Stock of the Company as of September 30, 1999).

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
                                        9

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

From October 9, 1998 through the present, Swan has advanced the Company funds to meet its working capital requirements. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay approximately $2,567,000 in outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements. As of September 30, 1999, the Company's outstanding debt to Swan was $4,470,000 secured by a third lien on the Company's receivables.

As of September 30, 1999, the Company's outstanding debt to Scafholding was $230,000, secured by a first lien on the Company's receivables; the Company's outstanding debt to Yasawa was $6,670,000 secured by a second lien on the Company's receivables and a mortgage on all of the Company's property. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Yasawa and Scafholding did not require the Company to make interest payments for the period September 1, 1998 to the present. As of September 30, 1999, the total amount of interest accrued is approximately $591,000. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate for their existing loans to the Company from 9.6% to 6% per annum.

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

RESULTS OF OPERATIONS
---------------------

For the nine months ended September 30, 1999 and September 30, 1998.

Revenues

Total revenues were $6,503,000 for the first nine months of 1999 ($2,046,000 for the quarter ending September 30, 1999) compared to $4,663,000 for the comparable 1998 period ($1,338,000 for the quarter ending September 30, 1998).

Gross land sales were $3,618,000 for the first nine months of 1999 versus $3,245,000 for the comparable 1998 period. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $2,805,000 the first nine months of 1999 from $2,238,000 for the first nine months of 1998. For the three months ended September 30, 1999, net land sales increased to $1,012,000 from $718,000 for the comparable 1998 period. The increase in sales reflects higher sales by the Company's independent dealers.

Housing revenues were $2,615,000 for the first nine months of 1999 versus $949,000 for the comparable 1998 period. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues increased as of result of higher sales by the Company's independent dealer network. The backlog of houses under contract was $2,466,000 and $3,420,000 as of September 30, 1999 and September 30, 1998, respectively.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                       Nine Months Ended             Three Months Ended
                       September 30, September 30,   September 30, September 30,
                          1999          1998            1999          1998
                       ------------- -------------   ------------- -------------
Gross Land Sales:
    Retail Sales*      $  3,618      $   3,245       $    1,333    $ 1,075
                       --------      ---------       ----------    -------
Housing Sales:
    Single Family         2,615            949              570        289
                       --------      ---------       ----------    -------
     Total Real Estate $  6,233      $   4,194       $    1,903    $ 1,364
                       ========      =========       ==========    =======

-------------------------
     New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the nine months ended September 30, 1999 and September 30, 1998 were $4,903,000 and $3,216,000, respectively, and $2,217,000 and
     $1,135,000 for the third quarters of 1999 and 1998, respectively. The Company had a backlog of approximately $1,969,000 in unrecognized sales as of September 30, 1999. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $293,000 or the first nine months of 1999 ($106,000 for the third quarter of 1999) versus $845,000 for the comparable 1998 period ($161,000 for the third quarter of 1998).

Interest income was $390,000 for the first nine months of 1999 versus $433,000 for the comparable period in 1998. The decrease is the result of a decrease in the Company's contracts receivable, resulting from the sale and assignment of contracts receivable to the Company's lenders.

Other revenues were $400,000 for the nine months of 1999 ($179,000 for the third quarter of 1999) versus $197,000 for the comparable period in 1998 ($51,000 for the third quarter of 1998). Other revenues are principally generated by the Company's title insurance and real estate brokerage subsidiaries, as well as fees paid to the Company by Scafholding to administer their property holdings.

Costs and Expenses
------------------

Costs and expenses were $7,303,000 for the first nine months of 1999 ($2,326,000 or the third quarter of 1999) versus $6,857,000 for the comparable period in 1998 ($2,607,000 for the third quarter of 1998). Cost of sales were $3,004,000 for the first nine months of 1999 ($790,000 for the third quarter of 1999), versus $1,776,000 for the comparable period in 1998 ($565,000 for the third quarter of 1998). The increase reflects higher sales by the Company's independent dealers.

Commissions, advertising and other selling expenses totaled $2,278,000 for the nine months of 1999 versus $1,899,000 for the comparable period in 1998 ($817,000 for the third quarter of 1999 versus $629,000 for the third quarter of 1998). Higher retail sales resulted in increased commission expense. Other selling expense increased to $833,000 for the first nine months of 1999 versus $798,000 for the comparable period in 1998 ($269,000 for the third quarter of 1999 versus $277,000 for the third quarter of 1998) as a result of higher jobsite expenses. Advertising and promotional expenses increased to $269,000 for the first nine months of 1999 versus $42,000 for the comparable period in 1998 ($126,000 for the third quarter of 1999 versus $7,000 for the third quarter of 1998).

General and administrative expenses were $993,000 for the first nine months of 1999 ($383,000 for the third quarter of 1999) versus $1,792,000 for the comparable period in 1998 ($955,000 for the third quarter of 1998). General and administrative expenses decreased primarily due to reduced overhead expenses. Included in 1998 expenses was termination expenses due to the resignation of two officers who resigned effective October 1998.

Real estate tax expenses were $519,000 for the first nine months of 1999 ($163,000 for the third quarter of 1999) versus $771,000 for the comparable period in 1998 ($257,000 for the third quarter of 1998). Included in real estate tax expense is any interest and administrative fees on delinquent taxes, which accrue interest at 18% per annum.

Interest expense was $510,000 for the first nine months of 1999 ($174,000 for the third quarter of 1999) versus $620,000 for the comparable period in 1998 ($199,000 for the third quarter of 1998). The decrease in interest expense is a result of lower interest rates on outstanding debt. For the nine months ending September 30, 1999, $173,000 is included in interest expense for interest imputed on the Swan debt and $3,000 is included in interest expense for interest accrued on the Swan debt.

Net Income (Loss)

The Company reported a net loss of $800,000 for the first nine months of 1999($280,000 for the third quarter of 1999) versus a loss of $2,194,000 for the comparable period in 1998 ($1,269,000 for the third quarter of 1998).

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

The terms of repayment of the Yasawa and Scafholding debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate on their existing loans to the Company from 9.6% to 6% per annum. Yasawa and Scafholding have not required the Company to make monthly interest payments for the period September 1, 1998 to the present. As of September 30, 1999, the total amount of interest accrued is approximately $591,000.

From October 9, 1998 through the present, Swan has advanced the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a third lien on the Company's receivables, is approximately $4,470,000 as of September 30, 1999. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay approximately $2,567,000 in outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements. Included in the interest expense for the nine months ending September 30, 1999 is $173,000 for interest imputed on the Swan debt, which was treated as a contribution to capital, and $3,000 for interest accrued on the Swan debt.

The following table presents information with respect to mortgages and similar debt (in thousands):


                                                  September 30, December 31,
                                                     1999           1998
                                                  ------------- ------------
     Mortgage  Notes Payable  ..................  $   6,670     $ 6,670
     Other  Loans...............................      4,700       1,895
                                                  ---------     -------
        Total mortgages and similar debt........  $  11,370     $ 8,565
                                                  =========     =======

-------------------
     Included in Mortgage Notes Payable is the Yasawa loan ($6,670 at September 30, 1999); included in Other Loans is the Scafholding loan ($230,000 as of September 30, 1999) and the Swan loan ($4,470,000) as of September 30,
     1999).

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

     CONTRACTS AND MORTGAGES RECEIVABLE SALES

In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,917,000 as of September 30, 1999). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company has fully reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. In 1998, the Company did not replace any delinquent receivables. As of September 30, 1999 and 1998, $1,036,000 and $1,298,000 in receivables were delinquent, respectively.

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

The Company was the guarantor of approximately $12,740,000 of contracts receivable sold or transferred as of September 30, 1999, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $4,073,000 remains at September 30, 1999. The Company has been in compliance with all receivables transactions since the consummation of receivable sales.

The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios and other administration performed on their behalf. During 1999, the Company entered into a similiar agreement with Swan Development Corporation, although the Swan agreement does not provide a fee for servicing of its receivables. During 1998, the Company received approximately $82,000 in revenue pursuant to these agreements. Revenue under these agreements for the first nine months of 1999 was $141,000 ($33,000 for the third quarter of 1999).

In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse. The Company has an agreement with Swan whereby Swan will loan the Company funds to be repaid with contracts receivable at 90% of face value, with recourse.

     OTHER OBLIGATIONS

As of September 30, 1999, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $170,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments of $600,000, all of which are included in deferred revenue. The total cost to complete improvements as of September 30, 1999, including the previously mentioned obligations, was estimated to be approximately $795,000. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

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



Date: November 12, 1999                    By: /s/Donald O. McNelley
      -----------------                        ---------------------
                                               Donald O. McNelley
                                               Treasurer
                                               (Principal Financial Officer)