Form 10-K
period 1999-12-31
DELTONA CORP
filed 2000-03-28
CIK 27984

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ending December 31, 1999

                                       OR

   (  )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from     to

                             -----------------------

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

            State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,085,000 (based upon the average price of such stock as traded over-the-counter ($.31) at December 31, 1999 multiplied by the 3,498,836 shares of stock owned by non-affiliates, excluding voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock ; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

            Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, as of March 24, 2000, excluding 12,228 shares held in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                    Incorporated Part(s)
      *    Registrant's 2000 Annual Meeting Proxy Statement
           to be filed with the Securities and Exchange
           Commission pursuant to Regulation 14A                 Part III

-------------------------------------------------------------------------------

                             THE DELTONA CORPORATION

                                      INDEX

 Form 10-K                                                                Page
 Item No.                 Section Heading in Attached Material          Number
 --------                 ------------------------------------          ------

PART I

 Items 1 and 2 .........  Business.....................................    1
                               General.................................    1
                               Recent Developments.....................    1
                               Real Estate.............................    2
                               Other Businesses........................    7
                               Employees...............................    7
                               Competition.............................    7
                               Regulation..............................    7
     Item 3 ............  Legal Proceedings............................   10
     Item 4 ............  Not Applicable

PART II

     Item 5 ............  Price Range of Common Stock and Dividends....   11
     Item 6 ............  Selected Consolidated Financial Information .   12
     Item 7 ............  Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations.................................   12
     Item 8 ............  Index to Consolidated Financial Statements and
                            Supplemental Data .........................   21
     Item 9 ............  Not Applicable

PART IV

     Item 14 ...........  Exhibits, Financial Statement Schedules and
                            Reports on Form 8-K .......................   41

ITEMS 1 AND 2

                                    BUSINESS

General

     The Company was founded in 1962 and is principally engaged in the development and sale of Florida real estate, through the development of planned communities on land acquired for that purpose. The Company offers single-family lots and multi-family and commercial tracts for sale, in communities designed by the Company. The Company is the developer of eleven planned communities in Florida, including TimberWalk, which is located in the western portion of Marion Oaks. Seven communities are completed and four are in various stages of development. The Company plans, designs and develops roads, waterways, recreational amenities, grading and drainage systems within these communities. Since 1962, the Company has sold over 157,000 single-family lots and multi-family and commercial tracts in its communities, in addition to over 13,000 single-family homes and over 4,300 multi-family housing units.

     The Company's land holdings in Florida include an inventory of approximately 17,000 unsold platted single-family and multi-family lots and commercial tracts. (Platting is the process of recording, in the public records of the county where the land is located, a map or survey delineating the legal boundaries of the lots and tracts.) See "Real Estate: Land".

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

Recent Developments

     In the third quarter of 1999, the Company introduced a new line of homes available at Marion Oaks and Citrus Springs. Homes are to be constructed by an independent builder. These new models were designed to fit the needs and wants of a variety of housing customers: models range from 1,692 square feet to 2,895 square feet. From the smallest home to the largest, these homes feature 2 car garages, cathedral ceilings over the main living areas, ceramic tile foyers, plant shelves, large fully equipped kitchens (most with breakfast nooks or good morning rooms), fully enclosed laundry centers, impressive master suites with walk-in closets and large bedrooms. A new model center opened in February 2000 at Marion Oaks.

     During 1999, Swan Development Corporation ( "Swan") continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,114,000 as of December 31, 1999. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements.

Real Estate

            The Company is primarily involved with the development and marketing of planned communities in Florida since 1962. The following table sets forth certain information about these communities and other land assets of the Company as of December 31, 1999. For a detailed description of these communities, see "Existing Communities" and "Other Properties".

                              Existing Communities

                                                                    Platted                 Unsold Platted
                           Acreage    Initial            Estimated  Lots & Tracts            Lots & Tracts
                           In         Acquisition Year   Current    in Masterplan  Unimproved           Improved
                           Masterplan Year        Opened Population     (a)         (a) (b)             (a) (b)
                           ---------- ----        ------ ---------- -------------  ----------           ---------

* Deltona Lakes ..........  17,203    1962         1962    73,150     34,964           --                   6
* Marco Island(c) ........   7,844    1964         1965    43,490      8,657           --                   --
* Spring Hill(d) .........  17,240    1966         1967    76,110     32,909           --                   7
* Citrus Springs(e)  .....  15,954    1969         1970     6,940     33,783           --                   7(h)
  St. Augustine Shores....   1,985    1969         1970     7,700      3,130           --                   -(h)
  Sunny Hills ............  17,743    1968         1971     1,410     26,251         12,469               681
* Pine Ridge .............   9,994    1969         1972     3,780      4,833           --                   3
  Marion Oaks(e)(f)  .....  14,644    1969         1973     8,530     27,537          3,136(f)            699(f)(h)
* Seminole Woods .........   1,554    1969         1979       515        262           --                  --

  There is no unplatted acreage in any community

Joint Venture Community:

* Tierra Verde ...........     666    1976         1977     5,200      1,036           --                  --
                               ---    ----         ----     -----      -----         ------             -----

        Total ............ 104,827                        221,625    173,362         15,605             1,394
                           =======                        =======    =======         ======             =====


                                Other Properties

                                      Initial
                                      Acquisition
                                      Year                 Acres
Other Land Assets:
Other land adjacent to
 existing communities(h)..            Various              92
                                                           --

             Total.....                                    92
                                                           ==

 *        Development completed.
 (a) Excluded from these lots and tracts are approximately 121 improved and 92 unimproved lots and tracts that are required for drainage and cannot be sold, and approximately 128 improved and 333 unimproved lots and tracts that have been removed from sale for encumbrances or additional site development, which can only be sold when these issues are resolved. Also excluded are amenities consisting of 2 administration facility sites, 2 recreational facility sites and 1 unimproved golf course sites, as well as approximately 292 tracts reserved for community usage such as for greenbelts, buffer areas, church and school sites.

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






(d)         Includes the South Hernando U.S. # 19 Commerce Center.

(e) Excludes 83 Citrus Springs and 63 Marion Oaks improved lots deeded to a purchaser of the Company's contracts receivable as exchange inventory to be available for customers who pre-pay their contracts prior to the installation of water service lines within one mile of their homesite and who wish to commence immediate construction. Unused exchanged inventory will be reconveyed to the Company when all purchased receivables have matured and are paid in full.

(f)         Includes TimberWalk

(g) Excludes 3,637 acres of unplatted natural preserve in Washington County restricted for recreational, open space/park use which can only be sold subject to the underlying land use restrictions.

(h) Not included are 583 improved lots deeded to a collateral trustee on behalf of a purchaser of the Company's contract receivables so they may be sold by the Company to create additional receivables for the Company's replacement obligation. These lots are comprised of 481 lots in Citrus Springs, 101 lots in Marion Oaks and 1 lot in St. Augustine Shores.

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

            Substantially all of the Company's single-family lot and multi-family and commercial tract sales have been made on an installment basis. Of the over 157,000 lots and tracts sold since the Company's inception, contracts receivable presently exist with respect to approximately 340 lots and tracts with an outstanding balance of approximately $2,448,000 at December 31, 1999, excluding contracts receivable of which the Company is a guarantor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to Consolidated Financial Statements.

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

            Single-Family Housing

            In the third quarter of 1999, the Company introduced a new line of homes available at Marion Oaks and Citrus Springs. Homes are to be constructed by an independent builder. These new models were designed to fit the needs and wants of a variety of housing customers: models range from 1,692 square feet to 2,895 square feet. From the smallest home to the largest, these homes feature 2 car garages, cathedral ceilings over the main living areas, ceramic tile foyers, plant shelves, large fully equipped kitchens (most with breakfast nooks or good morning rooms), fully enclosed laundry centers, impressive master suites with walk-in closets and large bedrooms. A new model center opened in February 2000 at Marion Oaks. Houses are sold with the lot included in the sales price; however, the Company also offers a "build on your own lot" program for those purchasers who have previously acquired a lot. The FeatherNest Housing Village in Marion Oaks, where the lot is included in the price of the home, is owned by Conquistador Development Corporation and marketed by the Company. All housing sales are made within the local market and through the Company's independent dealer network. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

            The Company is directing a greater portion of its marketing efforts to the sale of lots with homes or lots with compulsory building obligations to offset the negative cash effects of installment land sales, where the purchase price of the lot is paid over several years and there is no commitment to build.

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

  Marketing

            The Company has historically sold land and housing on a national and international basis through independent dealers in the United States, Canada and overseas, as well as through Company-affiliated salespeople. For the year ended December 31, 1999, sales by independent dealers in the United States accounted for approximately 100% (in dollar volume) of new land sales contracts; while overseas dealers accounted for a fraction of a percent.

            Existing Communities

            Deltona Lakes

            Deltona Lakes is located 26 miles northeast of Orlando, with its popular tourist attractions of Disney World and Sea World, and is bordered on the northwest by Interstate 4. Opened in 1962, Deltona Lakes now has a population of approximately 73,150. Over 30,000 lots and tracts and over 4,500 single and multi-family housing units have been sold at this community.

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

            More than 43,490 persons reside at Marco Island, including a population which more than triples during the winter season. It is the largest of Florida's Ten Thousand Islands and is known for its recreational amenities which, in addition to its 3 1/2 mile white sand beach, sport fishing, sailing and shelling, include golf, tennis, swimming and other recreational activities. The island community has several major shopping centers, banks and savings & loan associations, and medical and professional centers.

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

            Spring Hill

            Spring Hill, with an estimated population of over 76,110, is located 45 miles north of Tampa-St. Petersburg. Over 32,000 lots and tracts and over 4,000 single-family homes have been sold in this community. The Company has constructed a recreation complex, a country club, and two golf courses, which have been sold. Several shopping centers and medical centers, schools, numerous houses of worship and fire stations are located in the community. The Company has completed the development of this community.

            Citrus Springs

            Citrus Springs, with an estimated population of over 6,940, is located 28 miles southwest of Ocala and 25 miles from the Gulf of Mexico. Over 30,000 lots and tracts and over 700 single-family homes have been sold at this community. A golf course and a clubhouse (sold in 1990) and a community center have been completed by the Company. Several churches, schools and a convenience shopping area are located in the community. In 1992, most of the Company's remaining inventory at this community was sold to Citony Development Corporation ("Citony") for approximately $6,500,000. The Company provides miscellaneous administrative assistance and loan servicing to Citony for a fee.

            In February 1997, the Company finalized the sale of the undeveloped second Citrus Springs Golf Course to a third party, which completed the golf course ("El Diablo") in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" .

            St. Augustine Shores

            St. Augustine Shores, with a population estimated to be over 7,700, is located seven miles south of St. Augustine, between the Intracoastal Waterway and U.S. Highway 1. Over 2,000 single and multi-family housing units and lots and tracts have been sold. In December 1997, the Company sold all of its remaining inventory at St. Augustine Shores to Swan Development Corporation ("Swan"). As part of the purchase, Swan assumed the liability for completing improvements within St. Augustine Shores.

            Certain common areas of the community, such as parks and swale areas, are maintained by the St. Augustine Shores Service Corporation, a non-profit corporation, of which all property owners are members. Several houses of worship, shopping facilities, a recreational building and a golf and country club are also located in the community.

            Sunny Hills

            Sunny Hills, with a population of over 1,410 residents, is located in the Florida Panhandle, 45 miles north of the Gulf of Mexico and 35 miles north of Panama City. Over 12,000 lots and tracts and 300 single-family homes have been sold at this community. The community includes a golf course and country club, which was sold by the Company, several houses of worship and convenience shopping.

            Pine Ridge

            Pine Ridge, with a population of approximately 3,780, is located 34 miles southwest of Ocala. The community's facilities include an equestrian club and tennis courts. The Company sold over 3,500 lots and tracts and more than 53 single-family homes in Pine Ridge prior to the sale of its remaining inventory in 1987.

            Marion Oaks

            Marion Oaks, with a population of over 8,530 residents, is located 18 miles south of Ocala. Over 23,000 lots and tracts have been sold in the community. The community includes playgrounds, two golf courses (both of which are owned by third parties), several recreation buildings, community shopping centers and several houses of worship. In addition, this community is home to the Company's corporate headquarters.

            In the third quarter of 1999, the Company introduced a new line of homes available at Marion Oaks and Citrus Springs. Homes are to be constructed by an independent builder. These new models were designed to fit the needs and wants of a variety of housing customers: models range from 1,692 square feet to 2,895 square feet. From the smallest home to the largest, these homes feature 2 car garages, cathedral ceilings over the main living areas, ceramic tile foyers, plant shelves, large fully equipped kitchens (most with breakfast nooks or good morning rooms), fully enclosed laundry centers, impressive master suites with walk-in closets and large bedrooms. A new model center opened in February 2000 at Marion Oaks. Houses are sold with the lot included in the sales price; however, the Company also offers a "build on your own lot" program for those purchasers who have previously acquired a lot. The FeatherNest Housing Village in Marion Oaks, where the lot is included in the price of the home, is owned by Conquistador Development Corporation and marketed by the Company. All housing sales are made within the local market and through the Company's independent dealer network.

            Revenues in 2000 will be generated from the sale of land inventory, from housing sales, from the recognition of deferred revenue as land development proceeds, from collections on existing contracts receivable and from the Company's real estate brokerage and title company subsidiary operations.

            Seminole Woods

            Seminole Woods, with a population of over 515, is comprised of 1,554 acres of property located 20 miles north of Orlando. The community's 262 single-family lots, each with a minimum of five acres, have been sold and development completed.

            Tierra Verde

            Tierra Verde, with a population of over 5,220, is a 666-acre waterfront subdivision located eight miles south of St. Petersburg. It was developed and marketed pursuant to a 50% joint venture, which no longer exists, between a wholly-owned subsidiary of the Company and an unaffiliated corporation. The community has been sold out and development completed.

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

  Employees

            At December 31, 1999, the Company had 37 employees, of whom 35 were involved in executive, administrative, sales and community development/ maintenance capacities and 2 were involved with the title insurance subsidiary. Certain of the Company's development activities are carried out by subcontractors who separately employ additional personnel. For the most part, the Company's marketing activities are carried out by independent dealers and marketing personnel employed by the Company and its subsidiaries.

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

            Environmental

            To varying degrees, certain permits and approvals will be necessary to complete the development of Marion Oaks and Sunny Hills. Despite the fact that the Company has obtained substantially all of the permits and authorizations necessary to proceed with its development work on communities presently being marketed, additional approvals may be required to develop certain platted properties to be marketed in the future. Although the Company cannot predict the impact of such requirements, they could result in delays and increased expenditures. In addition, the continued effectiveness of permits and authorizations already granted is subject to many factors, some of which, including changes in policies, rules and regulations and their interpretation and application, are beyond the Company's control.

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

            The Company owns and operates one above ground fuel storage tank at Marion Oaks. The Florida Department of Environmental Regulation ("DER") is responsible not only for regulating this tank, but for developing and implementing plans and programs to prevent the discharge of pollutants by the facility. The Company has registered this storage tank with the DER, constructed a containment device around the above ground storage tank and conducts periodic inspections and monitoring of the facility. The Company surveyed this site, which exhibited evidence of potential soil contamination to the DER prior to the deadline for acceptance into the Early Detection Incentive ("EDI") Program. The EDI Program provides for the State to assume the financial responsibility for any necessary clean-up operations when suspected contamination has been voluntarily reported by the facility owner and accepted into the program by the DER. The site has been inspected and reviewed under the EDI program and is in compliance with current DER regulations.

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

            As of December 31, 1999, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $273,700 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $622,000, all of which are included in deferred revenue. As of December 31, 1999 and December 31, 1998 the Company had in escrow approximately $7,000 specifically for land improvements at certain of its Central and North Florida communities. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

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

            The Company's land sales activities are further subject to the jurisdiction of the laws of various states in which the Company's properties are offered for sale. In addition, Florida and other jurisdictions in which the Company's properties are offered for sale have strengthened, or may strengthen, their regulation of subdividers and subdivided lands in order to provide further assurances to the public. The Company has attempted to take appropriate steps to modify its marketing programs and registration applications in the face of such increased regulation, but has incurred additional costs and delays in the marketing of certain of its properties in certain states and countries. For example, the Company has complied with the regulations of certain states which require that the Company sell its properties to residents of those states pursuant to a deed and mortgage transaction, regardless of the amount of the down payment. The Company intends to continue to monitor any changes in statutes or regulations affecting, or anticipated to affect, the sale of its properties and intends to take all necessary and reasonable action to assure that its properties and its proposed marketing programs are in compliance with such regulations, but there can be no assurance that the Company will be able to timely comply with all regulatory changes in all jurisdictions in which the Company's properties are presently offered for sale to the public.

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

ITEM 3

                                LEGAL PROCEEDINGS

            During 1999, the Company was subject to a lawsuit entitled Marco Island Civic Association, Inc. et al v. The Deltona Corporation, et al, Case No. 98-3758-CA, which was filed in the Circuit Court of Collier County Florida on October 29, 1998. The complaint alleged that the Company amended certain Declaration of Restrictions for property in Marco Island without having the authority to do so. The plaintiff was seeking to have the Amendment to the Declaration declared null and void and to obtain unspecified additional relief. The complaint was amended by the plaintiff to add claims for breach of warranty and indemnity and included a claim for reimbursement of attorneys' fees incurred in connection with prior litigation. In the amended Complaint, the plaintiff also sought certification of the case as a class action based upon an allegation that Deltona received compensation for granting Declaration amendments. The Company has settled all claims against it.

            The Company is also a party to certain other legal and administrative proceedings arising in the ordinary course of business. The outcome will not, in the opinion of the Company, have a material adverse effect on the business or financial condition of the Company.

ITEM 5

                    PRICE RANGE OF COMMON STOCK AND DIVIDENDS

            The Company's Common Stock was traded on the New York and Pacific Stock Exchanges under the ticker symbol DLT. On April 6, 1994, both the New York and Pacific Stock Exchanges suspended the Company's Common Stock from trading and instituted procedures to delist the Company's Common Stock. On June 16, 1994, the Company's Common Stock was formally removed from listing and registration on the New York Stock Exchange. As of December 31, 1999, the Company's Common Stock was traded on a limited basis in the over-the-counter markets (on the bulletin board) under the symbol DLTA. The weighted average price at which the stock was traded at the end of the first, second, third and fourth quarters of 1999 is as follows:

                        March 31, 1999      $ .324
                        June 30, 1999       $ .449
                        September 30, 1999  $ .316
                        December 31, 1999   $ .229

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

                       Consolidated Income Statement Data
                     (in thousands except per share amounts)

                                                       Year Ending

                                     December 31,  December 31,  December 31,  December 31,  December 31,
                                         1999          1998         1997           1996          1995
                                     ------------  ------------  ------------  ------------  ------------

Revenues ........................    $     8,837   $    6,487    $    9,425    $     8,650   $    6,688
Costs and expenses...............          9,204        9,078        10,751          9,877        9,593
                                     -----------   ----------    ----------    -----------   ----------
Loss from continuing operations
 before taxes and extraordinary
 items...........................           (367)      (2,591)       (1,326)        (1,227)      (2,905)
Provision for income taxes.......            -0-          -0-           -0-            -0-          -0-
                                     -----------   ----------    ----------    -----------   ----------
Loss from operations

 before extraordinary items......          (367)       (2,591)       (1,326)        (1,227)      (2,905)
Extraordinary items:
Gain on settlement related to
  the Marco refund obligation....           -0-           -0-           -0-            331          702
                                     ----------    ----------    ----------    -----------   ----------
Net income (loss) applicable
  to common stock................    $     (367)   $   (2,591)   $  (1,326)    $      (896)  $   (2,203)
                                     ==========    ==========    ==========    ===========   ==========
Basic earnings per share amounts:
    Continuing operations........    $     (.03)   $     (.19)   $    (.20)    $      (.18)  $     (.43)
    Extraordinary items..........           -0-           .00          .00             .05          .10
                                     ----------    ----------    ----------    -----------   ----------
Net income (loss)................    $     (.03)   $     (.19)   $     (.20)   $      (.13)  $     (.33)
                                     ==========    ==========    ==========    ===========   ==========
Weighted average common shares
 outstanding.....................    13,544,277    13,544,277    6,753,587     6,729,648     6,699,923
                                     ==========    ==========    ==========    ===========   ==========


                         Consolidated Balance Sheet Data
                                 (in thousands)


                                     December 31,  December 31,  December 31,  December 31,  December 31,
                                         1999          1998          1997         1996          1995
                                     ------------  ------------  ------------  ------------  ------------

Total assets.....................    $    11,913   $   11,915    $   13,560    $    19,422   $   19,180
                                     ===========   ==========    ==========    ===========   ==========

Liabilities......................    $    20,117   $   20,175    $   19,174    $    37,301   $   36,193
Stockholders' equity(deficiency).         (8,204)      (8,260)       (5,614)       (17,879)     (17,013)
                                     -----------   ----------    ----------    -----------   ----------
Total liabilities and stockholders'
 equity (deficiency).............    $    11,913   $   11,915    $   13,560    $    19,422   $   19,180
                                     ===========   ==========    ==========    ===========   ==========



ITEM 7

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From June 19, 1992 through March 1999, the Company had entered into loan agreements with Selex International B.V., a Netherlands corporation ("Selex"), Yasawa Holdings, N.V., a Netherlands Antilles Corporation ("Yasawa"), Swan Development Corporation ("Swan") and related parties. Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa Swan and their affiliates in order to implement its marketing program and assist in meeting its working capital requirements.

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

Through Yasawa's acquisition of the 6,809,338 shares of Common Stock of the Company referenced above, Mr. Antony Gram's beneficial ownership increased from 3,109,703 shares to 9,919,041 shares (73.23% of the outstanding shares of Common Stock of the Company as of December 31, 1999).

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

            As of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding; the Company's outstanding debt to Yasawa was $6,600,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's property. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate for their existing loans to the Company from 9.6% to 6% per annum. Yasawa and Scafholding did not require the Company to make interest payments for the period September 1, 1998 to December 31, 1999. As of December 31, 1999, the total amount of interest accrued is approximately $692,600.

            The Company recorded interest expense on all outstanding debt balances for 1999 to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was recorded as a capital contribution increase to capital surplus. The Company recorded interest expense and a capital contribution in the amount of approximately $423,000 for 1999.

            From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,114,000 as of December 31, 1999. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements.

            During 1998, the Company transferred 14 lots and 4 tracts of land to Swan. In return, Swan built an office complex on part of the land for use by the Company for a period of 54 months, renewable thereafter. The Company valued the land transferred at approximately $440,000 and recorded the net present value of the use of the office complex of approximately $375,000 as prepaid rent. The difference between the net present value of the rent and the cost of the land of approximately $290,000 is recorded as deferred profit at December 31, 1999 and 1998.

Results of Operations

  Years ended December 31, 1999 and December 31, 1998

            Revenues

            Total revenues were $8,837,000 for 1999 compared to $6,488,000 for 1998.

            Gross land sales were $4,959,000 for 1999 versus $4,155,000 for 1998. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $4,465,000 for 1999 compared to $3,078,000 for 1998. The increase reflects higher sales by the Company's independent dealers and a lower estimate of uncollectible installment sales .

            New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the years ended December 31, 1999 and December 31, 1998 were $6,491,000 and $4,679,000, respectively. The Company had a backlog of $2,139,000 and $630,000 in unrecognized sales as of December 31, 1999 and 1998, respectively. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price. See Note 1 to the Consolidated Financial Statements.

            Advertising and marketing costs are charges to operations when incurred. Sales commissions are recognized as a liability when the related contract is accepted and charged to expense when the sale is recognized as revenue.

            Housing revenues are not recognized from housing sales until the completion of construction and the passage of title. Housing revenues were $3,045,000 for 1999 compared to $1,622,000 for 1998. The increase in housing revenues is directly related to the increase in the Company's promotional programs for housing.

            Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $381,000 in 1999 as compared to $956,000 for 1998. The decrease is a result of lower expenditures.

            Interest income was $498,000 for 1999 compared to $548,000 for 1998. This decrease is the result of lower contracts receivable balances due to debt repayments to Swan, Scafholding and Yasawa.

            Other revenues were $448,000 for 1999 compared to $284,000 for 1998. Other revenues are generated principally by the Company's title insurance and real estate brokerage subsidiaries.

            Costs and Expenses

            Costs and expenses were $9,204,000 for 1999 compared to $9,079,000 for 1998. Cost of sales totaled $3,693,000 for 1999 compared to $2,562,000 for 1998. The increase reflects higher sales by the Company's independent dealers.

            Commissions, advertising and other selling expenses totaled $3,040,000 for 1999 compared to $2,533,000 for 1998. Advertising was $359,000 in
1999 compared to $46,000 in 1998. Other selling expenses were $1,075,000 in 1999 compared to $1,124,000 in 1998.

            General and administrative expenses were $1,129,000 in 1999 versus $2,144,000 in 1998. General and administrative expenses decreased primarily due to there being reduced payments due in 1999 pursuant to the 1998 termination agreements to officers who resigned effective October 1998.

            Real estate tax expense was $491,000 in 1999 compared to $1,028,000 in 1998. Included in real estate tax expense in 1998 is delinquent interest and administrative fees on delinquent taxes, which accrued interest at 18% per annum.

            Interest expense was $851,000 in 1999 as compared to $812,000 for 1998. The increase in interest expense is the result of increased debt. Interest in the amount of $62,000 was capitalized in 1999. No interest was capitalized in 1998.

            Net Income

            The Company reported a net loss of $367,000 for 1999 compared to a net loss of $2,591,000 for 1998.

  Years ended December 31, 1998 and December 31, 1997

            Revenues

            Total revenues were $6,488,000 for 1998 compared to $9,425,000 for 1997.

            Gross land sales were $4,155,000 for 1998 versus $6,093,000 for 1997. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) decreased to $3,078,000 for 1998 from $4,045,000 for 1997. The decrease in sales reflects lower sales from the Company's independent dealers.

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

            Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot.
Improvement revenues totaled $956,000 in 1998 as compared to $2,366,000 for 1997. The decrease is a result of the Lot Exchange Trust entered into in 1997, which provided sufficient developed inventory for exchanges to customer with undeveloped lots.

            Interest income was $548,000 for 1998 compared to $1,367,000 for 1997. This decrease is the result of lower contracts receivable balances.

            Other revenues were $284,000 for 1998 compared to $433,000 in 1997. Other revenues are generated principally by the Company's title insurance and real estate brokerage subsidiaries.

            Costs and Expenses

            Costs and expenses were $9,079,000 for 1998 compared to $10,751,000 in 1997. Cost of sales totaled $2,562,000 for 1998 versus $2,831,000 for 1997.
This decrease reflects lower sales by the Company's independent dealers.

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

            Interest expense was $812,000 for 1998, as compared to $1,545,000 for 1997. The decrease in interest expense is the result of the decrease in debt. No interest was capitalized in 1998 and 1997.

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

            The Company's land sales activities are further subject to the jurisdiction of the laws of various states in which the Company's properties are offered for sale. In addition, Florida and other jurisdictions in which the Company's properties are offered for sale have strengthened, or may strengthen, their regulation of subdividers and subdivided lands in order to provide further assurances to the public. The Company has attempted to take appropriate steps to modify its marketing programs and registration applications in the face of such increased regulation, but has incurred additional costs and delays in the marketing of certain of its properties in certain states and countries. For example, the Company has complied with the regulations of certain states which require that the Company sell its properties to residents of those states pursuant to a deed and mortgage transaction, regardless of the amount of the down payment. The Company intends to continue to monitor any changes in statutes or regulations affecting, or anticipated to affect, the sale of its properties and intends to take all necessary and reasonable action to assure that its properties and its proposed marketing programs are in compliance with such regulations, but there can be no assurance that the Company will be able to timely comply with all regulatory changes in all jurisdictions in which the Company's properties are presently offered for sale to the public.

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

            As of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding; the Company's outstanding debt to Yasawa was $6,600,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's property. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate for their existing loans to the Company from 9.6% to 6% per annum. Yasawa and Scafholding did not require the Company to make interest payments for the period September 1, 1998 to December 31, 1999. As of December 31, 1999, the total amount of interest accrued is approximately $692,600.

            From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,114,000 as of December 31, 1999. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements.

            The Company recorded interest expense on all outstanding debt balances for 1999 to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was recorded as a capital contribution increase to capital surplus. The Company recorded interest expense and a capital contribution in the amount of approximately $423,000 for 1999.

            The following table presents information with respect to mortgages and similar debt (in thousands):

                                                    Years Ended
                                                    -----------
                                             December 31,   December 31,
                                                1999           1998
                                             ------------   ------------
            Mortgage Notes Payable........   $ 6,600        $ 6,670
            Other Loans...................     5,114          1,895
                                             -------        -------
               Total Mortgages and
                 similar debt.............   $11,714        $ 8,565
                                             -------        -------

            * Included in Mortgage Notes Payable is the Yasawa loan ($6,600,000 at December 31, 1999); included in Other Loans is the Swan loan ($5,114,000 as of December 31, 1999) and, for 1998, the Scafholding loan, which was paid in full as of December 31, 1999.

            Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries. The Company's outstanding debt to Yasawa is secured by a first lien on the Company's receivables and a mortgage on all of the Company's property; and the Company's outstanding debt to Swan is secured by a second lien on the Company's receivables.

            Contracts and Mortgages Receivable Sales

            In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,855,000 as of December 31, 1999). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company has fully reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. In 1999, the Company did not replace any delinquent receivables. As of December 31, 1999 and 1998, $1,244,000 and $1,019,000 in
receivables were delinquent, respectively.

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

            The Company was the guarantor of approximately $13,038,000 of contracts receivable sold or transferred as of December 31, 1999, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $3,809,000 remains at December 31, 1999. The Company has been in compliance with all receivables transactions since the consummation of receivable sales.

            The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $86,700 and $82,000, in 1999 and 1998, respectively, in revenue pursuant to these agreements.

            In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse. The Company has an agreement with Swan whereby Swan will loan the Company funds to be repaid with contracts receivable at 90% of face value, with recourse.

  Other Obligations

            As of December 31, 1999, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $273,700 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments of $622,000, all of which are included in deferred revenue. As of December 31, 1999 and December 31, 1998 the Company had in escrow approximately $7,000 specifically for land improvements at certain of its Central and North Florida communities. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on

November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

  Liquidity

            Retail land sales have traditionally produced negative cash flow through the point of sale as a result of a regulatory requirement to sell fully developed lots and the additional requirement to pay marketing and selling expenses prior to or shortly after the point of sale. In an effort to offset the negative cash flow effects of installment land sales, the Company is directing a greater portion of its marketing efforts to the sale of lots with homes and is now offering lots for sale in compulsory building areas where a lot purchaser must complete payments for the lot and construct a home within a limited period of time.

            The Company has been dependent on its ability to sell or otherwise finance its contracts receivable and/or secure other financing to meet its cash requirements. Since 1992, the Company has been largely dependent on Yasawa, Scafholding and Swan and related parties for the financing of its operations. Although Scafholding has purchased contracts receivables at the rate of 65% of face value, with recourse, and Swan has loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse, there can be no guarantee that the Company will be able to generate sufficient receivables to obtain sufficient financing in the future or that Yasawa, Scafholding, Swan and other related parties will continue to make loans to the Company.

ITEM 8

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND SUPPLEMENTAL DATA

                                                                           Page
                                                                           ----

Independent Auditors' Report...................................              22

Consolidated Balance Sheets as of December 31, 1999
   and December 31, 1998.......................................              24

Statements of Consolidated Operations for the years ended
   December 31, 1999, December 31, 1998 and
   December 31, 1997...........................................              26

Statements of Consolidated Stockholders' Equity(Deficiency)
   for the years ended December 31, 1999, December 31, 1998
   and December 31, 1997.......................................              27

Statements of Consolidated Cash Flows for the years ended
   December 31, 1999, December 31, 1998 and
   December 31, 1997...........................................              28

Notes to Consolidated Financial Statements.....................              30

Supplemental Unaudited Quarterly Financial Data................              41

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE DELTONA CORPORATION:


            We have audited the consolidated balance sheets of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related statements of consolidated operations, consolidated stockholders' equity (deficiency) and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company incurred substantial operating losses and has continued to experience problems with liquidity, causing the Company to be unable to meet certain contractual obligations and has a stockholders' deficiency at December 31, 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JAMES MOORE & CO.  P.L.
Certified Public Accountants
Gainesville, Florida

February 18, 2000

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE DELTONA CORPORATION:

            We have audited the consolidated statements of operations, shareholders' equity (deficiency) and cash flows of The Deltona Corporation and subsidiaries (the "Company") for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

            In our opinion, such consolidated financial statement referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

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

DELOITTE & TOUCH LLP
Certified Public Accountants
Miami, Florida

March 25, 1998




                           CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                                     ASSETS
                                 (in thousands)


                                                     December 31,   December 31,
                                                        1999           1998
                                                     ------------   ------------

Cash and cash equivalents, including escrow
 deposits and restricted cash of $396 in 1999
 and $667 in 1998 (Note 7)........................   $    548       $    721
                                                     --------       --------

Contracts receivable for land sales
 (Notes 2, 5 and 8)...............................      2,448          3,519

Less: Allowance for uncollectible contracts.......       (606)          (945)

      Unamortized valuation discount..............       (293)          (401)
                                                     --------       --------

Contracts receivable - net........................      1,549          2,173
                                                    ---------       --------

Mortgages and other receivables - net (Notes 2,
 5 and 8).........................................        109            194
                                                    ---------       --------
Inventories, at lower of cost or net realizable
 value (Notes 3 and 5):

Land and land improvements........................      8,237          7,579

Other.............................................         70             76
                                                     --------       --------

            Total inventories.....................      8,307          7,655
                                                     --------       --------

Property, plant and equipment - net (Notes
 4 and 5).........................................        489            467
                                                     --------       --------
Prepaid expenses and other........................        911            705
                                                     --------       --------
            Total.................................   $ 11,913       $ 11,915
                                                     ========       ========




                   The accompanying notes are an integral part
                    of the consolidated financial statements.




                           CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (in thousands except share data)


                                                    December 31,    December 31,
                                                       1999            1998
                                                   ------------    ------------
Mortgages and similar debt (Note 5):

            Mortgage notes payable ..............   $  6,600         $  6,670

            Other loans .........................      5,114            1,895
                                                    --------         --------

              Total mortgages and similar debt...     11,714            8,565

Accounts payable-trade ..........................          7              193

Accrued interest payable (Note 5) ...............        744              258

Accrued taxes, principally real estate taxes ....         30            2,880

Accrued expenses and other (Notes 2 and 8) ......      4,513            4,459

Customers' deposits .............................        730              996

Deferred revenue (Notes 7 and 8) ................      2,379            2,824
                                                    --------         --------
Total liabilities ...............................     20,117           20,175
                                                    --------         --------

Commitments and contingencies (Notes 1, 2, 5,
 7 and 8)

Stockholders' equity (deficiency) (Notes 1, 5, and 9):

     Common stock, $1 par value-authorized
     15,000,000 shares; issued and outstanding:
     13,544,277 shares in 1999 and 1998
     (excluding 12,228 shares held in treasury)..     13,544           13,544

     Capital surplus ............................     51,863           51,440

     Accumulated deficit ........................    (73,611)         (73,244)
                                                    --------         --------
Total stockholders' equity (deficiency) .........     (8,204)         ( 8,260)
                                                    --------         --------
                                    Total........   $ 11,913         $ 11,915
                                                    ========         ========


                   The accompanying notes are an integral part of the consolidated financial statements.




                      STATEMENTS OF CONSOLIDATED OPERATIONS
                    THE DELTONA CORPORATION AND SUBSIDIARIES

                        (in thousands except share data)

                                                                   Years Ended
                                                      December 31,  December 31,  December 31,
                                                         1999          1998          1997
                                                      -----------   ------------  ------------

Revenues

 Gross land sales (Notes 2 and 7)..............       $ 4,959       $  4,155      $  6,093
 Less: Estimated uncollectible sales...........          (322)          (840)       (1,528)
       Contract valuation discount.............          (172)          (237)         (520)
                                                      -------       --------      --------
 Net land sales................................         4,465          3,078         4,045
 Sales-housing.................................         3,045          1,622         1,214
 Recognized improvement revenue-prior period
  sales........................................           381            956         2,366
 Interest income...............................           498            548         1,367
 Other ........................................           448            284           433
                                                      -------       --------      --------
                                    Total......         8,837          6,488         9,425
                                                      -------       --------      --------

Costs and expenses

 Cost of sales-land............................           986            741         1,121
 Cost of sales-housing.........................         2,402          1,269           917
 Cost of improvements-prior period sales.......           126            302           545
 Cost of sales-other...........................           179            250           248
 Provision for uncollectible contracts and
   recourse obligations (Note 2)...............           -0-            -0-           840
 Commissions, advertising, and other selling
  expenses.....................................         3,040          2,533         2,517
 General and administrative expenses...........         1,129          2,144         1,680
 Real estate tax...............................           491          1,028         1,338
 Interest expense..............................           851            812         1,545
                                                      -------       --------      --------
                                    Total......         9,204          9,079        10,751
                                                      -------       --------      --------

Loss from operations before income

 taxes.........................................          (367)        (2,591)       (1,326)

Provision for income taxes (Note 6)............           -0-            -0-           -0-
                                                      -------       --------      --------
Net income (loss)..............................       $  (367)      $ (2,591)     $ (1,326)
                                                      =======       ========      ========

Net income (loss) per common share.............       $  (.03)      $  ( .19)     $   (.20)
                                                      =======       ========      ========


                   The accompanying notes are an integral part of the consolidated financial statements.



          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)

For the years ended  December 31, 1999, December 31, 1998 and December 31, 1997

                                             Common Stock      Capital       Accumulated
                                            ($1 par value)     Surplus         Deficit        Total
                                            --------------     -------       -----------     -------
Balances, December 31, 1996.......          $ 6,734            $44,714       $(69,327)       $(17,879)
       Issuance of Common Stock to
         Related Party............            6,810                -0-            -0-           6,810
       Gain from Exchange of Land
         and Contracts Receivable
         with Related Party.......              -0-              6,781            -0-           6,781
       Net (loss) for the year....              -0-                -0-         (1,326)         (1,326)
                                            -------            -------       --------        --------
Balances, December 31, 1997.......          $13,544            $51,495       $(70,653)       $ (5,614)
       Gain (loss)from Exchange
         of Land and Contracts
         Receivable with Related
         Party....................              -0-               (55)            -0-             (55)
       Net (loss) for the year....              -0-               -0-          (2,591)         (2,591)
                                            -------           -------        --------        --------
Balances, December 31, 1998.......          $13,544           $51,440        $(73,244)       $ (8,260)
       Imputed Interest expense on
         debt with Related Party
         (See Note 5).............              -0-               423             -0-             423
       Net (loss) for the year....              -0-               -0-            (367)           (367)
                                            -------           -------        --------        --------
Balances, December 31, 1999.......          $13,544           $51,863        $(73,611)       $ (8,204)
                                            =======           =======        ========        ========



                     The accompanying notes are an integral
                 part of the consolidated financial statements.




                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                                                               Years Ended
                                                                               -----------
                                                       December 31,            December 31,            December 31,
                                                          1999                    1998                     1997
                                                       ------------            ------------            ------------


Cash flows from operating activities:
  Cash received from operations:

  Proceeds from sale of residential units........      $  2,846                $   1,768               $  1,272
  Collections on contracts and mortgages
   receivable....................................         1,051                    1,993                  3,245
    Down payments on and proceeds from sales
      of homesites and tracts....................           891                    1,072                  1,476
     Proceeds from sale of Contracts Receivables.             0                      868                  4,625
     Proceeds (uses) from other sources..........           (80)                     240                     (8)
                                                       --------                ---------               --------
            Total cash received from operations..         4,708                    5,941                 10,610
                                                       --------                ---------               --------
Cash expended by operations:
     Cash paid for residential units.............         2,402                    1,269                    917
     Cash paid for land and land improvements....         1,648                    1,047                    621
     Customer refunds............................           -0-                       35                     28
     Commissions, advertising and other
      selling expenses...........................         3,274                    2,620                  2,414
     General and administrative expenses.........         1,452                    1,715                  1,803
     Interest paid...............................           -0-                      299                    -0-
     Real estate taxes paid......................         3,336                      260                  2,504
                                                       --------                ---------               --------
            Total cash expended by operations....        12,112                    7,245                  8,287
                                                       --------                ---------               --------
            Net cash provided by (used in)
             operating activities................        (7,404)                  (1,304)                 2,323
                                                       --------                ---------              ---------

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment.................................              3                        0                     18
 Payment for acquisition and construction of
   property, plant and equipment................            (72)                    (137)                    (6)
                                                       --------                ---------               --------
            Net cash provided by (used in) investing
              activities........................            (69)                    (137)                    12
                                                       --------                ---------               --------
Cash flows from financing activities:

 New borrowings.................................          7,300                      765                    137
 Repayment of borrowings........................            -0-                      -0-                 (1,982)
                                                       --------                ---------               --------
            Net cash provided by (used in) financing
              activities........................          7,300                      765                 (1,845)
                                                       --------                ---------               --------
Net increase (decrease) in cash and cash
 equivalents....................................           (173)                    (676)                   490
Cash and cash equivalents, beginning of year....            721                    1,397                    907
                                                       --------                ---------               --------
Cash and cash equivalents, end of year..........       $    548                $     721               $  1,397
                                                       ========                =========               ========


                          The accompanying notes are an
            integral part of the consolidated financial statements.






               STATEMENTS OF CONSOLIDATED CASH FLOWS - (Continued)

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                                 (in thousands)

                                                                                                              Years Ended


                                                                               Years Ended
                                                                               -----------
                                                       December 31,            December 31,            December 31,
                                                          1999                    1998                     1997
                                                       ------------            ------------            ------------
Reconciliation of net income (loss) to net cash
provided by (used in) operating activities:

Net income (loss)...............................       $     (367)             $   (2,591)             $   (1,326)
                                                       ----------              ----------              ----------
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities:
            Depreciation and amortization.......               50                      45                      46
            Provision for estimated uncollectible
              sales and recourse obligations....              322                     840                   1,528
            Contract valuation discount, net of
              amortization......................               (5)                    140                     238
            Net (gain) loss on sale of property,
              plant and equipment...............               (3)                    -0-                     (18)
            Imputed Interest on debt with related
              party (See Note 5)................              423                     -0-                     -0-
            Provision for recourse obligation...              -0-                     -0-                     840
(Increase) decrease in assets and increase
 (decrease) in liabilities:
            Gross contracts receivable plus
             deductions from reserves...........           (3,844)                 (1,689)                  2,501
            Mortgages and other receivables.....               85                     890                    (907)
            Land and land improvements..........             (658)                   (211)                    673
            Housing completed or under
             construction and other.............                6                      23                     -0-
            Prepaid expenses and other..........             (205)                    (87)                    115
            Accounts payable, accrued expenses
             and other..........................           (2,497)                  2,049                   1,086
            Customers' deposits.................             (266)                    243                    (103)
            Deferred revenue....................             (445)                   (956)                 (2,350)
                                                       ----------               ---------              ----------
                Total adjustments and changes...           (7,037)                  1,287                   3,649
                                                       ----------               ---------              ----------
Net cash provided by (used in) operating
  activities....................................       $   (7,404)              $  (1,304)             $    2,323
                                                       ==========               =========              ==========

Supplemental disclosure of non-cash investing and financing activities:

Reduction of accrued interest as a result of the
  capitalization of interest to principal.......       $      -0-               $     -0-              $    1,130
                                                       ==========               =========              ==========
Reduction of accrued interest as a result of
  forgiveness of interest.......................       $      -0-               $     -0-              $    2,050
                                                       ==========               =========              ==========
Reduction of accrued interest and mortgage notes
  payable as a result of an exchange of land,
  property and common stock.....................       $      -0-               $     -0-              $   11,689
                                                       ==========               =========              ==========
Reduction of land as a result of an exchange of
  debt..........................................       $      -0-               $     -0-              $    1,953
                                                       ==========               =========              ==========
Reduction of deferred revenue as a result of
  assumption of the development obligation by
  a related party...............................       $      -0-               $     -0-              $    1,901
                                                       ==========               =========              ==========
Common Stock issued for reduction of long-term
  debt..........................................       $      -0-               $     -0-              $    6,810
                                                       ==========               =========              ==========
Reduction of notes receivable as a result of payment
  of accrued interest...........................       $      -0-               $     254              $      -0-
                                                       ==========               =========              ==========
Reduction of accrued interest and mortgage
  notes payable through transfer of contracts
  receivable....................................       $    4,151               $   1,233              $      -0-
                                                       ==========               =========              ==========
Sale of land to related party in return for
  future rent credits (see Note 8):
  Increase of prepaid expenses .................       $      -0-               $     398              $      -0-
                                                       ==========               =========              ==========
  Reduction of land inventory...................       $      -0-               $      81              $      -0-
                                                       ==========               =========              ==========
  Increase in deferred revenue..................       $      -0-               $     291              $      -0-
                                                       ==========               =========              ==========

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

            The Company has incurred a loss from operations for 1997 of $1,326,000, for 1998 of $2,591,000, and for 1999 of $367,000 resulting in a stockholders' deficiency of $8,204,000 as of December 31, 1999.

            Following the restructuring of its debt in 1997 (see Note 5), the Company commenced the implementation of its business plan by redirecting its focus to single-family housing with the development of TimberWalk and other housing in Marion Oaks. The transactions described in Note 5 with Selex International, B.V. ("Selex"), Yasawa Holdings, N.V. ("Yasawa"), Scafholding B.V. ("Scafholding") and Swan Development Corporation ("Swan"), provided the Company with a portion of its financing requirements enabling the Company to commence implementation of the marketing program and attempt to accomplish the objectives of its business plan. Selex, Yasawa, Scafholding and Swan are related parties to the Company either because they are shareholders or as a result of common control.

            The Company has been dependent on its ability to sell or otherwise finance contracts receivable and/or secure other financing sources to meet its cash requirements. Additional financing was required in 1999 and was funded through additional loans from Swan. Additional financing will be required in the future. Although Scafholding has purchased contracts receivables at the rate of 65% of face value, with recourse, in 1998 and Swan loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse in 1998 and 1999, there can be no guarantee that the Company will be able to generate sufficient receivables to obtain sufficient financing in the future or that Yasawa, Scafholding, Swan and other related parties will continue to make loans to the Company. (See Notes 5 and 11.)

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

            The Company sells homesites under installment contracts which provide for payments over periods ranging from 2 to 10 years. Since 1991, the Company has offered only developed lots for sale. Sales of homesites are recorded under the percentage-of-completion method in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("FAST No. 66"). Since 1991, the Company has not recognized a sale until it has received 20% of the contract sales price. During 1999, 1998 and 1997, approximately 73%, 82% and 87% of sales were through a single independent dealer in New York.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

1.          Basis of Presentation and Significant Accounting Policies(continued)

            At the time of recording a sale the Company records an allowance for the estimated cost to cancel the related contracts receivable through a charge to the provision for uncollectible sales. The amount of this provision and the adequacy of the allowance is determined by the Company's continuing evaluation of the portfolio and past cancellation experience. While the Company uses the best information available to make such evaluations it is at least reasonably possible, future adjustments to the allowance may be necessary in the near term as a result of future national and international economic and other conditions that may be beyond the Company's control. Changes in the Company's estimate of the allowance for previously recognized sales are reported in earnings in the period in which they become estimable and are charged to the provision for uncollectible contracts.

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

            Interest costs directly related to, and incurred during, a project's construction period are capitalized. No interest was capitalized in 1997 and 1998. In 1999, approximately $62,000 of interest was capitalized.

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

            Advertising and marketing costs are charges to operations when incurred. Sales commissions are recognized as a liability when the related contract is accepted and charged to expense when the sale is recognized as revenue.

            For the purposes of the statements of cash flows, the Company considers its investments, which are comprised of short term, highly liquid investments purchased with a maturity of three months or less, to be cash equivalents.

            In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ( SFAS No. 121), long-lived assets, such as inventories and property, plant and equipment to be held and used are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. As of December 31, 1999, there were no assets considered impaired under the provisions of the Statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

1.          Basis of Presentation and Significant Accounting Policies(continued)

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

2.          Contracts and Mortgages Receivable

            At December 31, 1999, interest rates on contracts receivable outstanding ranged from 5% to 12% per annum (weighted average approximately 8.62%). The approximate principal maturities of contracts receivable were:

                                                  December 31,
                                                     1999
                                                   --------
                                                (in thousands)

            2000.....................                 358
            2001.....................                 359
            2002.....................                 317
            2003.....................                 293
            2004 ....................                 293
            2005 and thereafter......                 828
                                                   ------
                        Total........              $2,448
                                                   ======

            If a regularly scheduled payment on a contract remains unpaid 30 days after its due date, the contract is considered delinquent. Aggregate delinquent contracts receivable at December 31, 1999 and 1998 approximate $856,000 and $1,058,000, respectively.

            Information with respect to interest rates and average contract lives used in valuing new contracts receivable generated from sales follows:

                                         Average     Average Stated   Discounted
            Years ended                   Term       Interest Rate     to Yield
            -----------                   ----       -------------     --------
            December 31, 1999.........   88 months       7.5%           13.5%
            December 31, 1998.........   94 months       8.3%           13.5%
            December 31, 1997.........   91 months       8.8%           13.5%

            In June,  1992 and February,  1990, the Company  completed  sales of
contracts  and  mortgages   receivable  totaling  $13,500,000  and  $17,000,000,
respectively, which generated approximately $8,000,000 and $13,900,000,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

2.          Contracts and Mortgages Receivable (continued)

respectively, in net proceeds to the Company. In conjunction with these sales, the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,855,000 as of December 31, 1999). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company has fully reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. The Company was not requested to replace any delinquent receivables in 1997, 1998 or 1999. As of December 31, 1999 and 1998, $1,083,000
and $1,019,000 in receivables owned by Finova were delinquent, respectively.

            In December 1997, Scafholding purchased approximately $7,500,000 in contracts receivable from the Company at seventy-five percent (75%) of face value with recourse for non-performing contracts. This sale generated approximately $5.6 million, $1,982,457 of which was used to reduce outstanding debt to Yasawa. The balance was used to pay a portion of the delinquent real estate taxes, to implement its marketing programs, to initiate development of TimberWalk and for the Company's working capital requirements.

            During 1998, Scafholding purchased approximately $1,400,000 in contracts and mortgages receivable from the Company at sixty-five percent (65%) of face value with recourse for non-performing contracts. These sales generated approximately $900,000 used for the Company's working capital requirements.

            The Company is required to make monthly principal payments to Yasawa and Scafholding with contracts receivable at 100% of face value, with recourse. The Company is also required to make monthly principal payments to Swan with contracts receivable at 90% of face value, with recourse. The Company transfers all current contracts receivable in excess of the net aggregate sum of $500,000 to Swan on a monthly basis (See Note 5).

            The Company is the guarantor of approximately $13,038,000 of contracts receivable sold or transferred as of December 31, 1999. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $3,809,000 remains at December 31, 1999. The Company has been in compliance with all receivables transactions since the consummation of receivable sales. Because of inherent uncertainties in estimating the recourse provision, it is at least reasonably possible that the Company's estimate will change in the near term.

            The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $86,700 and $82,000, in 1999 and 1998, respectively, in revenue pursuant to these agreements. The Company also services the Swan receivable portfolio, which consisted of 231 contracts as of December 31, 1999; however, the Swan portfolio is serviced at no charge to Swan under the debt agreement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

3.          Inventories

            Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows:

                                                     December 31,   December 31,
                                                        1999            1998
                                                     ------------   ------------
                                                           (in thousands)

            Unimproved land........................  $    420       $    420
            Land in various stages of development..     2,633          2,287
            Fully improved land....................     5,184          4,872
                                                     --------       --------
                        Total......................  $  8,237       $  7,579
                                                     ========       ========
4.          Property, Plant and Equipment

            Property, plant and equipment and accumulated depreciation consist of the following:

                                             December 31, 1999         December 31, 1998
                                          ------------------------    -----------------------
                                                      Accumulated                  Accumulated
                                            Cost      Depreciation      Cost       Depreciation
                                          --------    ------------    --------     ------------
                                                          (in thousands)

            Land and land improvements..  $     74    $   -0-         $    74       $  -0-
            Other buildings, improvements
              and furnishings...........     1,116       789            1,073          771
            Construction and other
              equipment.................       758       670              752          661
                                          --------   -------          -------       ------
                        Total...........  $  1,948   $ 1,459           $1,899       $1,432
                                          ========   =======          =======       ======

            Depreciation  charged to operations for the years ended December 31,
1999,   1998  and  1997  was   approximately   $50,000,   $45,000  and  $46,000,
respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

 5.         Mortgages and Similar Debt (continued)

            The terms of repayment of the Yasawa and Scafholding debt were restructured to provide for payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. As of December 31, 1999, the Company had satisfied its debt obligation to Scafholding. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate for their existing loans to the Company from 9.6% to 6% per annum. Yasawa and Scafholding have not required the Company to make monthly interest payments for the period September 1, 1998 to December 31, 1999. As of December 31, 1999, the total amount of interest accrued is approximately $693,000.

            Prior to November 4, 1997 and independent of the Agreement outlined above, Selex and Yasawa agreed to forgive $2,050,818 in accrued interest on the Company's debt to them.

            From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements (see Note 11). The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,114,000 as of December 31, 1999. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements.

           The Company recorded interest expense on all outstanding debt balances for 1999 to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was recorded as a capital contribution increase to capital surplus. The Company recorded interest expense and a capital contribution in the amount of approximately $423,000 for 1999.

            In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse. The Company has an agreement with Swan whereby Swan will loan the Company funds to be repaid with contracts receivable at 90% of face value, with recourse.

            The following table presents information with respect to mortgages and similar debt (in thousands):

                                                         Years Ended
                                                December 31,        December 31,
                                                   1999                 1998
                                                ------------        ------------
   Mortgage Notes Payable...............        $ 6,600             $ 6,670
   Other Loans..........................          5,114               1,895
                                                -------             -------
     Total Mortgages and similar debt...        $11,714             $ 8,565
                                                -------             -------

* Included in Mortgage Notes Payable is the Yasawa loan ($6,600,000 at December 31, 1999); included in Other Loans is the Swan loan ($5,114,000 as of December 31, 1999) and, for 1998, the Scafholding loan, which was paid in full as of December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

5.          Mortgages and Similar Debt (continued)

            The following table presents information with respect to the minimum principal maturities of mortgages and similar debt for the next five years (excluding amounts owed to Swan):

                                                      For the year ended
                                                          December 31
                                                        (in thousands)

             2000................................           1,200
             2001................................           1,200
             2002................................           1,200
             2003................................           1,200
             2004................................           1,200

            Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries. The loan modifications consummated December 31, 1997, satisfied all Company obligations to Selex. The Company's outstanding debt to Yasawa is secured by a first lien on the Company's receivables and a mortgage on all of the Company's property; and the Company's outstanding debt to Swan is secured by a second lien on the Company's receivables. The Company satisfied its debt obligation to Scafholding.

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

            For the years ended December 31, 1999, 1998 and 1997, the Company had a net loss for tax purposes and there was no material amount of taxes payable or refundable. Accordingly, there was no tax provision for such years.

            As of December 31, 1999, the Company had a net deferred tax asset of approximately $ 14,139,000 which primarily resulted from the tax effect of the Company's net operating loss carryforward of $ 8,610,000 and losses on subsidiaries sold in prior years of $3,960,000. A valuation allowance of $14,139,000 has been established against the net deferred tax asset.

            As of December 31, 1998, the Company had a net deferred tax asset of approximately $19,374,000 which primarily resulted from the tax effect of the Company's net operating loss carryforward of $14,817,000 and losses on subsidiaries sold in prior years of $3,960,000. A valuation allowance of $19,374,000 has been established against the net deferred tax asset.

            The Company's regular net operating loss carryover for tax purposes is estimated to be $31,741,000 at December 31, 1999, $364,000 of which was available through 2002, $9,189,000 through 2005, $9,780,000 through 2006,
$5,029,000 through 2008,  $5,401,000 through 2009, $1,977,000 through 2011 , and the remainder through 2019. In addition to the net operating loss carryover, investment tax credit carryovers of approximately $64,000, which expire from 2000 through 2001, and alternative minimum tax credits of $386,000 are available to reduce federal income tax liabilities only after the net operating loss carryovers have been utilized.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

6.          Income Taxes (continued)

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

7.          Liability for Improvements

            The Company has an  obligation to complete  land  improvements  upon deeding which, depending on contractual provisions, typically occurs within 90 to 120 days after the completion of payments by the customer. The estimated cost to complete improvements to lots and tracts from which sales have been made at December 31, 1999 and 1998 was approximately $921,000 and $1,060,000, respectively. The foregoing estimates reflect the Company's current development plans at its communities (see Note 8). These estimates include: estimated development obligations applicable to sold lots of approximately $25,000; a liability to provide title insurance and deeding costs of $273,700 and $423,000, respectively; and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $622,000 and $612,000, respectively; all of which are included in deferred revenue. Included in cash at December 31, 1999 and December 31, 1998, are escrow deposits of $7,000 restricted for completion of improvements in certain of the Company's communities. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

            The anticipated expenditures for land improvements, title insurance and deeding to complete areas from which sales have been made through December 31, 1999 are as follows:

                                                         December 31, 1999
                                                         -----------------
                                                           (in thousands)

             2000...........................                  $ 208
             2001...........................                    271
             2002...........................                    312
             2003 and thereafter............                    130
                                                              -----
                    Total....................                 $ 921
                                                              =====

8.          Commitments and Contingent Liabilities

            Total rental expense for the years ended December 31, 1999, December 31, 1998 and December 31, 1997 was approximately $77,000, $134,000 and $121,000, respectively.

            The Company has a lease on its headquarters building in TimberWalk and on its Miami office that extend through 2003. Estimated rental expense under these leases is expected to be approximately $76,000 annually. The Company has no material equipment leases.

            During 1998, the Company transferred 14 lots and 4 tracts of land to Swan. In return, Swan built an office complex on part of the land for use by the Company for a period of 54 months, renewable thereafter. The Company valued the land transferred at approximately $440,000 and recorded the net present value of the use of the office complex of approximately $375,000 as prepaid rent. The difference between the net present value of the rent and the cost of the land of approximately $290,000 is recorded as deferred profit as of December 31, 1999 and 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

8. Commitments and Contingent Liabilities (continued)

           Additionally during 1998, Scafholding advanced the Company $200,000 against future administrative fees due the Company for selling lots owned by Scafholding. The Company recorded this advance as a deposit. In the years ended December 31, 1999 and 1998, the Company earned $74,240 and $27,780, respectively, in fees for sold lots.

            Homesite sales contracts provide for the return of all monies paid in (including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto.

            As a result of the delays in completing the land improvements to certain property sold in certain of its Central and North Florida communities, the Company fell behind in meeting its contractual obligations to its customers. In connection with these delays, in 1980 the Company entered into a Consent
Order with the Division of Florida Land Sales, Condominiums and Mobile Homes (the "Division"), which provided a program for notifying affected customers. Since

 1980, the Consent Order was restated and amended several times, culminating in the 1992 Deltona Consent Order.

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

            As of  December  31,  1999  and  1998  the  Company  had  in  escrow approximately $7,000 specifically for land improvements at certain of its Central and North Florida communities. The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

            The Company's continuing liquidity problems had precluded the timely payment of the full amount of certain real estate taxes. In 1999, delinquent as well as current real estate taxes for all properties in the Company's saleable inventory were paid. On properties where customers have contractually assumed the obligation to pay real estate taxes, monies received from customers for payment of such taxes are deposited into a tax escrow maintained by the Company until paid.

            In addition to the matters discussed above, the Company is a party to other litigation relating to the conduct of its business which is routine in nature and, in the opinion of management, should have no material effect upon the Company's operation.

9.          Common Stock and Earnings Per Share Information

            Effective December 30, 1997, the Company entered into agreements with its lenders to substantially reduce the Company's outstanding debt obligations. Yasawa purchased 6,809,338 shares of Common Stock issued by the Company at a per share price of One Dollar ($1.00), which is equal to par value, in satisfaction of $6,809,338 of the Company's debt to Yasawa. Through Yasawa's acquisition of the 6,809,338 shares of Common Stock of the Company referenced above, Mr. Antony Gram's beneficial ownership increased from 3,109,703 shares to 9,919,041 shares (73.23% of the outstanding shares of Common Stock of the Company as of December 31, 1999).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

9.          Common Stock and Earnings Per Share Information (continued)

            Net income (loss) per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 requires net income (loss) per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

            The net loss and the average number of shares of common stock and common stock equivalents used to calculate earnings (loss) per share for 1999, 1998 and 1997 were $(367,000), $(2,591,000) and $(1,326,000) and 13,544,277,
13,544,277 and 6,753,587, respectively.

10.         Subsequent Event

            Between January 1, 2000 and February 18, 2000, Swan loaned the Company $645,000 under similar terms as described in Note 5. These funds were used to meet the Company's current working capital requirements.

            In  January  2000,   the  Company   acquired   sixteen  homes  under
construction from Scafholding valued at approximately $763,000. Swan financed the acquisition under similar terms as described in Note 5.

            In January 2000, the Company transferred a 185 acre parcel zoned as a park site to Scafholding. In consideration for the transfer, Scafholding has paid approximately $100,000 in current and delinquent real estate taxes related to the parcel. The Company did not record a gain or loss on this transaction as neither the park site or the related taxes have been attributed any amounts on the books of the Company.

            In January and February 2000, the Company transferred contracts receivable with a face value of $100,000 to Scafholding under the terms described in Note 5.

                 SUPPLEMENTAL UNAUDITED QUARTERLY FINANCIAL DATA
                    (in thousands, except per share amounts)



                                                  (Loss)
                                                   From
                                                Operations
                                                  Before                (Loss)                   Net
                                                  Income                 From                   Income
                        Revenues                  Taxes                 Operations              (Loss)
                        --------                  -----                 ----------              ------
1999

  First.....            $ 2,184                 $   (297)               $   (297)               $   (297)
  Second....              2,277                     (222)                   (222)                   (222)
  Third.....              2,046                     (280)                   (280)                   (280)
  Fourth....              2,330                      432                     432                     432
                        -------                 --------                --------                --------
Total.......            $ 8,837                 $   (367)               $   (367)               $   (367)
                        =======                 ========                ========                ========

1998

  First....             $  1,379                $   (621)               $   (621)               $  (621)
  Second...                1,946                    (304)                   (304)                  (304)
  Third....                1,338                  (1,269)                 (1,269)                (1,269)
  Fourth...                1,825                    (397)                   (397)                  (397)
                        --------                --------                --------                -------
Total......             $  6,488                $ (2,591)               $ (2,591)               $(2,591)
                        ========                ========                ========                -

1997

  First....             $  2,072                $   (429)               $   (429)               $   (429)
  Second...             $  2,291                $   (174)               $   (174)               $   (174)
  Third....             $  1,631                $   (627)               $   (627)               $   (627)
  Fourth...             $  3,431                $   ( 96)               $   ( 96)               $    (96)
                        --------                --------                --------                --------
Total......             $  9,425                $ (1,326)               $ (1,326)               $ (1,326)
                        ========                                        ========                --------


Earnings (Loss) Per Share(a)
                                                                        Net Income
                                                Operations                (Loss)
                                                ----------                ------
1999

            First.......                        $  (.02)                 $  (.02)
            Second......                           (.02)                    (.02)
            Third.......                           (.02)                    (.02)
            Fourth......                            .03                      .03
                                                -------                 --------
Total...................                        $  (.03)                $   (.03)
                                                =======                 ========

1998

            First.......                        $  (.05)                $   (.05)
            Second......                           (.02)                    (.02)
            Third.......                           (.09)                    (.09)
            Fourth......                           (.03)                    (.03)
                                                -------                 --------
Total...................                        $  (.19)                $   (.19)
                                                =======                 ========

1997

            First.......                        $  (.06)                $   (.06)
            Second......                           (.03)                    (.03)
            Third.......                           (.09)                    (.09)
            Fourth......                           (.01)                    (.01)
                                                -------                 --------
Total...................                        $  (.20)                $   (.20)
                                                =======                 ========

            (a) Total shown does not agree with earnings per share set forth in the Company's Statement of Consolidated Operations for the year ended December 31, 1997 due to differences in the calculation of the weighted average number of shares outstanding at the end of each quarter during the year.

ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)         1.   Financial Statements

            See Item 8, Index to Consolidated Financial Statements and Supplemental Data.


(a)         2.   Financial Statement Schedules

                                                                        Page
                                                                        ----
                 Independent Auditors' Report.....................       42

                 Schedule VIII - Valuation and qualifying
                   accounts for the three years ended
                   December 31, 1999..............................       44

            All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto or the 2000 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, incorporated herein by reference.

(a)         3.   Exhibits

            See the Exhibit Index included herewith.

(b)         Reports on Form 8-K

            No report on Form 8-K was filed during the year ended December 31, 1999.

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THE DELTONA CORPORATION:


            We have audited the consolidated financial statements of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998 and for the years then ended, and have issued our reports thereon dated February 18, 2000 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's ability to continue as a going concern), included elsewhere in this Annual Report on Form 10-K. Our audit also included the financial statement schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

JAMES MOORE & COMPANY P.L.
Certified Public Accountants
Gainesville, Florida

February 18, 2000

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THE DELTONA CORPORATION:

            We have audited the consolidated financial statements of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 1997, and for the year then ended and have issued our report thereon dated March 25, 1998 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's ability to continue as a going concern), included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE  LLP
Certified Public Accountants
Miami, Florida

March 25, 1998

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)


                                                                                                                          Additions
                                                                                                                          Charged to

Those Valuation and Qualifying Accounts             Balance at    Revenues,     Deductions     Balance at
Which are Deducted in the Balance Sheet             Beginning     Costs, and    from           End of
  from the Assets to Which They Apply               of Period     Expenses      Reserves       Period
---------------------------------------             ----------    ----------    ----------     --------

Year ended December 31, 1999


  Allowance for uncollectible contracts(a)........  $     945     $      322    $      661     $      606
                                                    =========     ==========    ==========     ==========

  Unamortized contract valuation discount(b)......  $     401     $      172    $      280     $      293
                                                    =========     ==========    ==========     ==========



Year ended December 31, 1998

  Allowance for uncollectible contracts(a)........  $   1,150     $      840    $    1,045     $      945
                                                    =========     ==========    ==========     ==========

  Unamortized contract valuation discount(b)......  $     508     $      237    $      344     $      401
                                                    =========     ==========    ==========     ==========


Year ended December 31, 1997

  Allowance for uncollectible contracts(a)........  $   2,429     $    1,528    $    2,807     $    1,150
                                                    =========     ==========    ==========     ==========

  Unamortized contract valuation discount(b)......  $   1,094     $      520    $    1,106     $      508
                                                    =========     ==========    ==========     ==========



------------

       (a) Represents estimated uncollectible contracts receivable (see Notes 1 and 2 to Consolidated Financial Statements).

       (b)         Represents  the  unamortized   discount  generated  from
                   initial valuations of contracts receivable (see Notes 1 and 2 to Consolidated Financial Statements).

                                       44

                                    SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DELTONA CORPORATION
  (Company)


By:            /s/ Donald O. McNelley                 DATE:       March 24, 2000
            ------------------------------------
               Donald O. McNelley, Treasurer

            Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.

  /s/  Antony Gram
  ----------------

Antony Gram, Chairman of the Board of Directors,
        Chief Executive Officer and President

  /s/ Christel DeWilde
  --------------------

        Christel DeWilde, Director

  /s/George W. Fischer
  --------------------

        George W. Fischer, Director

  /s/Rudy Gram
  ------------

        Rudy Gram, Director

  /s/Thomas B. McNeill
  --------------------

         Thomas B. McNeill, Director                  DATE:       March 24, 2000