Form 10-Q
period 2000-03-31
DELTONA CORP
filed 2000-05-11
CIK 27984

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ending March 31, 2000
                                 --------------

                                       OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to
                                ----------------
                          Commission file number 1-4719
                                    --------

                             THE DELTONA CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       59-0997584
-----------------------------------------------------------------------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

 8014 SW 135 STREET ROAD, OCALA, FLORIDA                     34473
-----------------------------------------------------------------------------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code     (352)307-8100
                                                       -------------

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

            Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of March 31, 2000.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of The Deltona Corporation:

We have reviewed the accompanying balance sheet of The Deltona Corporation as of March 31, 2000, and the related statements of operations, and cash flows for the three-month period then ended, in accordance with standards established by the American Institute of Certified Public Accountants. These financial statements are the representation of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on information furnished to us by management, we believe certain disclosures required under generally accepted accounting principles have been omitted as permitted under Rule 10-01(a) of Regulation S-X of the Securities and Exchange Commission for financial statements filed with Form 10-QSB. These regulations presume the users of interim financial statements have read the latest Form 10-KSB which include all disclosures required by generally accepted accounting principles. The accompanying interim financial statements disclose only material transactions, uncertainties, commitments, contingencies or subsequent events.

The Company has omitted the statement of stockholders' equity, which is a required statement under generally accepted accounting principles. This statement is not required under Rule 10-01(a) of Regulation S-X of the Securities and Exchange Commission.

Based on our review, with the exception of the matters described in the preceding paragraphs, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The balance sheet as of December 31, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated February 18, 2000, and we have not performed any auditing procedures since that date.

The accompanying statements of operations, and cash flows of The Deltona Corporation for the three-months ended March 31, 1999 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note a to the consolidated financial statements, the Company incurred substantial operating losses and has continued to experience problems with liquidity, causing the Company to be unable to meet certain contractual obligations and has a stockholders' deficiency at March 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note a. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JAMES MOORE & CO.  P.L.
Certified Public Accountants
Gainesville, Florida

March 5, 2000

                          PART I- FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                 -----------------------------------------------
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                      ------------------------------------
                                 ($000 Omitted)
                                                              March 31,         December 31,
                                                                2000               1999
                                                              ---------         ------------
                             ASSETS
                             ------

Cash and cash equivalents, including escrow deposits
 and restricted cash of $406 in 2000 and $396 in 1999...      $     551         $     548
                                                              ---------         ---------
Contracts receivable for land sales - net...............          1,166             1,549
                                                              ---------         ---------
Mortgages and other receivables - net...................             72               109
                                                              ---------         ---------

Inventories (b):
 Land and land improvements.............................          8,270             8,237
 Houses completed or under construction.................            895                 0
 Other..................................................             70                70
                                                              ---------         ---------
            Total inventories...........................          9,235             8,307
                                                              ---------         ---------

Property, plant, and equipment at cost - net............            477               489
Prepaid expenses and other..............................            858               911
                                                              ---------         ---------
       Total............................................      $  12,359         $  11,913
                                                              =========         =========



        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
        -------------------------------------------------


Mortgages and similar debt(c):
 Mortgage notes payable.................................      $   6,300         $   6,600
 Other loans ...........................................          6,338             5,114
                                                              ---------         ---------
   Total mortgages and similar debt.....................         12,638            11,714

Accounts payable, accrued expenses,
 customers' deposits....................................          5,903             6,024
Deferred revenue........................................          2,314             2,379
                                                              ---------         ---------
Total liabilities.......................................         20,855            20,117
                                                              ---------         ---------

Commitments and contingencies (d):

Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 13,544,277 shares
  (excluding 12,228 shares held in treasury.............         13,544            13,544
 Capital surplus........................................         51,973            51,863
 Accumulated deficit....................................        (74,013)          (73,611)
                                                              ---------         ---------
            Total stockholders' (deficiency)............         (8,496)           (8,204)
                                                              ---------         ---------
                        Total...........................      $  12,359         $  11,913
                                                              =========         =========

See accompanying notes and independent accountants' report.



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

                                                            Three Months Ended
                                                          -----------------------
                                                          March 31,    March 31,
                                                            2000         1999
                                                          ---------    ----------
Revenues (a):
 Net land sales.........................................  $   1,168    $      613
 House and apartment sales..............................        593         1,253
 Recognized improvement revenue /
  prior period sales....................................         49           101
 Interest income........................................         85           109
 Other revenues.........................................        192           108
                                                          ---------    ----------
     Total..............................................      2,087         2,184
                                                          ----------   ----------

Costs and expenses (a):
 Cost of sales and improvements.........................        882         1,246
 Selling, general and administrative
  and other expenses....................................      1,353         1,119
 Interest expense (c)(e)................................        254           116
                                                         ----------    ----------
     Total..............................................      2,489         2,481
                                                         ----------    ----------

Net Income (Loss)....................................... $     (402)   $     (297)
                                                         ==========    ==========
Net Income (Loss) per common share...................... $     (.03)   $     (.02)
                                                         ==========    ==========

Number of common and common equivalent shares........... 13,544,277    13,544,277
                                                         ==========    ==========

See accompanying notes and independent accountants' report.




                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                           FOR THE THREE MONTHS ENDED
                           --------------------------
                        MARCH 31, 2000 AND MARCH 31, 1999
                        ---------------------------------
                                 ($000 Omitted)
                                                            Three Months Ended
                                                          -----------------------
                                                          March 31,    March 31,
                                                            2000         1999
                                                          ---------    ----------
Cash flows from operating activities....................  $  (1,705)   $   (3,984)
                                                          ---------    ----------

Cash flows from investing activities:

 Payment for acquisition of equipment...................          0           (18)
                                                          ---------    ----------
Net cash provided by (used in) investing activities.....          0           (18)
                                                          ---------    ----------

Cash flows from financing activities:

  New borrowings........................................      1,708         4,925
                                                          ---------    ----------

Net cash provided by (used in) financing activities.....      1,708         4,925
                                                          ---------    ----------

Net increase (decrease) in cash and cash equivalents
 (including escrow deposits and restricted cash)........          3           923

Cash and cash equivalents beginning of period...........        548           721
                                                          ---------    ----------

Cash and cash equivalents end of period.................  $     551    $    1,644
                                                          =========    ==========

See accompanying notes and independent accountants' report.



                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                           FOR THE THREE MONTHS ENDED
                           --------------------------
                        MARCH 31, 2000 AND MARCH 31, 1999
                        ---------------------------------
                                 ($000 Omitted)

                                                             Three Months Ended
                                                          -----------------------
                                                          March 31,    March 31,
                                                            2000         1999
                                                          ---------    ----------

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

  Net income (loss).................................      $    (402)   $     (297)
                                                          ---------    ----------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation and amortization.....................             12            13
  Provision for estimated uncollectible sales-net...            306           231
  Contract valuation discount, net of amortization..             38            62
  Imputed interest on debt with related party.......            110             0
  Net change in assets and liabilities..............         (1,769)       (3,993)
                                                          ---------    ----------
            Total adjustments.......................      $  (1,303)   $   (3,687)
                                                          ---------    ----------

  Net cash provided by (used in) operating
            activities..............................      $  (1,705)   $   (3,984)
                                                          =========    ==========

  Supplemental disclosure of non cash investing and financing activities:

  Reduction of debt as a result of the conveyance
            of contracts receivable.................      $     784    $    1,012
                                                          =========    ==========

See accompanying notes and independent accountants' report.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                                  MARCH 31, 2000
                                  --------------

THE INFORMATION PRESENTED HEREIN AS OF MARCH 31, 2000 AND FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 IS UNAUDITED.

(a)       BASIS OF PRESENTATION

          The condensed unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Commission rules and regulations. The information furnished reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

          Certain amounts have been reclassified for comparative purposes.

          The accompanying financial statements of The Deltona Corporation and subsidiaries ("The Company") have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations resulting in a stockholders' deficiency as of March 31, 2000. The Company has been dependant on its ability to obtain financing from related companies to meet its cash requirements. There can be no guarantee that the Company will be able to obtain sufficient financing in the future or that related parties will continue to make loans to the Company. The consolidated financial statements do not include any adjustments relating to the recoverability of asset amounts or the amount of liabilities should the Company be unable to continue as a going concern.

(b)       INVENTORIES

          Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):

                              Land and Improvements

                                                        March 31,   December 31,
                                                         2000           1999
                                                        ---------   ------------
            Unimproved land.........................    $    420    $    420
            Land in various stages of development...       3,002       2,633
            Fully improved land.....................       4,848       5,184
                                                        --------    --------
                   Total............................    $  8,270    $  8,237
                                                        ========    ========

          Other inventories consists primarily of completed vacation ownership units.

(c)       MORTGAGES AND SIMILAR DEBT

          The following table presents information with respect to mortgages and similar debt (in thousands):


                                                        March 31,   December 31,
                                                         2000           1999
                                                        ---------   ------------
            Mortgage Notes Payable .................    $  6,300    $  6,600
            Other Loans.............................       6,338       5,114
                                                        --------    --------
                   Total mortgages and similar debt.    $ 12,638    $ 11,714
                                                        ========    ========

          Included in Mortgage Notes Payable is the Yasawa loan ($6,300,000 at March 31, 2000); included in Other Loans is the Swan loan ($6,338,000 as of March 31, 2000).

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

          The terms of repayment of the Yasawa debt provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 6% per annum (reduced from 9.6% effective January 1, 1999) in cash or with contracts receivable at 65% of face value. Yasawa has not required the Company to make monthly interest payments for the period September 1, 1998 to March 31, 2000. As of March 31, 2000, the total amount of interest accrued is approximately $790,000.

          From October 9, 1998 through the present, Swan has advanced the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, is approximately $6,337,000 and accrued interest of $99,000 as of March 31, 2000. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements.

          The Company recorded interest expense on all outstanding debt balances to Yasawa and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was recorded as capital contribution increase to capital surplus.

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

          As of March 31, 2000, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $228,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments of $621,000, all of which are included in deferred revenue. The total cost to complete improvements as of March 31, 2000, including the previously mentioned obligations, was estimated to be approximately $875,000 .

          In addition to the matters discussed above and in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company is a party to other litigation relating to the conduct of its business which is routine in nature and, in the opinion of the management, should have no material effect upon the Company's operation.

(e)       CAPITALIZED INTEREST

          The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $254,000 and $116,000, none was capitalized for the three months ended March 31, 2000 and March 31, 1999, respectively.

(f)       EARNINGS OR LOSS PER SHARE

          Basic earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period.

(g)       RELATED PARTY TRANSACTION

          In January 2000, the Company purchased 16 lots and homes under construction from Scafholding for approximately $862,000. This amount represents Scafholding's lot cost and payments to date to the home builder. This transaction was 100% financed by Swan under its existing note payable arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since December, 1992, the Company has been dependent on loans and advances from Selex International B.V., a Netherlands corporation ("Selex"), Scafholding, B.V., a Netherlands corporation ("Scafholding"), Yasawa Holdings, N.V., a Netherlands Antilles Corporation ("Yasawa"), Swan Development Corporation, a Florida corporation ("Swan"), and related parties in order to implement its marketing program and assist in meeting its working capital requirements.

The Company had satisfied its outstanding debt to Selex and Scafholding; the Company's outstanding debt to Yasawa is $6,300,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's property. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 6% per annum (reduced from 9.6% per annum effective January 1, 1999) in cash or with contracts receivable at 65% of face value. Yasawa did not require the Company to make interest payments for the period September 1, 1998 to March 31, 2000. As of March 31, 2000, the total amount of interest accrued is approximately $790,000.

From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $6,338,000 as of March 31, 2000. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements.

Since January 1, 1999, the Company has recorded interest expense on all outstanding debt balances to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was recorded as a capital contribution increase to capital surplus. The Company recorded interest expense and a capital contribution in the amount of approximately $110,000 for the three months ended March 31, 2000.

During 1998, the Company transferred 14 lots and 4 tracts of land to Swan. In return, Swan built an office complex on part of the land for use by the Company for a period of 54 months, renewable thereafter. The Company valued the land transferred at approximately $440,000 and recorded the net present value of the use of the office complex of approximately $375,000 as prepaid rent. The difference between the net present value of the rent and the cost of the land of approximately $290,000 is recorded as deferred profit.

RESULTS OF OPERATIONS
---------------------

For the three months ended March 31, 2000 and March 31, 1999.

Revenues
--------

Total revenues were $2,087,000 for the first three months of 2000 compared to $2,184,000 for the comparable 1999 period.

Gross land sales were $1,532,000 for the first three months of 2000 versus $925,000 for the comparable 1999 period. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to

$1,168,000 the first three months of 2000 from $613,000 for the first three months of 1999. The increase in sales reflects higher sales by the Company's independent dealers.

Housing revenues were $593,000 for the first three months of 2000 versus $1,253,000 for the comparable 1999 period. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues decreased as of result of lower sales by the Company's independent dealer network. The backlog of houses under contract was $981,000 and $1,276,000 as of March 31, 2000 and March 31, 1999, respectively.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                                                         Three Months Ended
                                                       -------------------------
                                                       March 31,       March 31,
                                                         2000            1999
                                                       ---------       ---------
            Gross Land Sales:
            Retail Sales*                              $  1,532        $    925
                                                       --------        --------
            Housing Sales:                                  593           1,253
                                                       --------        --------
                Total Real Estate                      $  2,125        $  2,178
                                                       ========        ========
---------------------
* New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the three months ended March 31, 2000 and March 31, 1999 were $1,499,000 and $1,327,000, respectively. The Company had a backlog of approximately $1,970,000 in unrecognized sales as of March 31, 2000. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $49,000 for the first three months of 2000 versus $101,000 for the comparable 1999 period.

Interest income was $85,000 for the first three months of 2000 versus $109,000 for the comparable period in 1999. The decrease is the result of a decrease in the Company's contracts receivable, resulting from the sale and assignment of contracts receivable to the Company's lenders.

Other revenues were $192,000 for the three months of 2000 versus $108,000 for the comparable period in 1999. Other revenues are principally generated by the Company's title insurance and real estate brokerage subsidiaries.

Costs and Expenses
------------------

Costs and expenses were $2,489,000 for the first three months of 2000 versus $2,481,000 for the comparable period in 1999.

Cost of sales were $882,000 for the first three months of 2000, versus $1,246,000 for the comparable period in 1999.

Commissions, advertising and other selling expenses totaled $845,000 for the three months of 2000 versus $612,000 for the comparable period in 1999. Higher retail land sales resulted in increased commission expense. Other selling expenses decreased to $258,000 for the first three months of 2000 versus $269,000 for the comparable period in 1999 as a result of lower jobsite expenses. Advertising and promotional expenses increased to $120,000 for the first three months of 2000 versus $9,000 for the comparable period in 1999.

General and administrative  expenses were $363,000 for the first three months of
2000  versus   $315,000  for  the  comparable   period  in  1999.   General  and
administrative expenses increased primarily due to increased overhead expenses.

Real estate tax expenses were $144,000 for the first three months of 2000 versus $193,000 for the comparable period in 1999. Included in real estate tax expense for 1999 was interest and administrative fees on delinquent taxes, which accrued interest at 18% per annum.

Interest expense was $254,000 for the first three months of 2000 versus $116,000 for the comparable period in 1999. The increase in interest expense is a result of higher debt balances accruing interest.

Net Income (Loss)
-----------------

The Company reported a net loss of $402,000 for the first three months of 2000 versus a loss of $297,000 for the comparable period in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

            MORTGAGES AND SIMILAR DEBT

The Company has satisfied its outstanding debt to Scafholding. The terms of repayment of the Yasawa debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Effective January 1, 1999, Yasawa agreed to reduce the annual percentage rate on their existing loans to the Company from 9.6% to 6% per annum. Yasawa and Scafholding have not required the Company to make monthly interest payments for the period September 1, 1998 to March 31, 2000. As of March 31, 2000, the total amount of interest accrued is approximately $790,000.

From October 9, 1998 through the present, Swan has advanced the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, is approximately $6,337,000 and accrued interest of $99,000 as of March 31, 2000. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements.

The following table presents information with respect to mortgages and similar debt (in thousands):


                                              Three Months Ended    Year Ended
                                                   March 31,        December 31,
                                                      2000             1999
                                              ------------------    ------------
       Mortgage Notes Payable .............    $  6,300              $  6,600
       Other Loans.........................       6,338                 5,114
                                               --------              --------
          Total mortgages and similar debt.    $ 12,638              $ 11,714
                                               ========              ========
------
* Included in Mortgage  Notes Payable is the Yasawa loan $6,300,000 at March 31,
  2000); included in  Other  Loans is  the Swan loan ($6,338,000 as of March 31,
  2000).

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

            CONTRACTS AND MORTGAGES RECEIVABLE SALES

In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,743,679 as of March 31, 2000). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company has fully reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. In 1999, the Company did not replace any delinquent receivables. As of March 31, 2000 and December 31, 1999 $1,107,000 and $1,244,000 in receivables were delinquent, respectively.

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

The Company was the guarantor of approximately $12,842,000 of contracts receivable sold or transferred as of March 31, 2000, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $3,409,000 remains at March 31, 2000. The Company has been in compliance with all receivables transactions since the consummation of receivable sales.

The Company has an agreement with Scafholding and Citony Development Corporation
for  the  servicing  of  their  receivable  portfolios.   The  Company  received
approximately $86,700 in 1999 in revenue pursuant to these agreements.

            ACQUISITION OF HOMES UNDER CONSTRUCTION

In January 2000, the Company purchased 16 lots and homes under construction from Scafholding for approximately $862,000. This amount represents Scafholding's lot cost and payments to date to the home builder. This transaction was 100% financed by Swan under its existing note payable arrangement.

            OTHER OBLIGATIONS

As of March 31, 2000, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $228,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments of $621,000, all of which are included in deferred revenue. The total cost to complete improvements as of March 31, 2000, including the previously mentioned obligations, was estimated to be approximately $875,000 . The Company's development obligation was substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

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


Date: May 11, 2000                             By: /s/Donald O. McNelley
      ------------                                 ---------------------
                                                   Donald O. McNelley
                                                   Treasurer
                                                   (Principal Financial Officer)