Form 10-Q
period 2000-09-30
DELTONA CORP
filed 2000-11-14
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

   X           QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
  ---          SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ending September 30, 2000
                                               ------------------


                                       OR

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to
                          Commission file number 1-4719
                                                 ------

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
                                                   -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of September 30, 2000.

                          PART I- FINANCIAL INFORMATION


ITEM 1.                      FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                 ($000 Omitted)

                                                   September 30,    December 31,
                                                      2000             1999
                                                   -------------    ------------

     ASSETS

Cash and cash equivalents, including escrow
 deposits and restricted cash of $705 in 2000
 and $398 in 1999 .................................$    912         $    548
                                                   --------         --------
Contracts receivable for land sales - net .........   1,038            1,549
                                                   --------         --------
Mortgages and other receivables - net .............      87              109
                                                   --------         --------

Inventories (b):
 Land and land improvements .......................   8,335            8,237
 Houses completed or under construction ...........   1,225                0
 Other ............................................      70               70
                                                   --------         --------
               Total inventories ..................   9,630            8,307
                                                   --------         --------

Property, plant, and equipment at cost - net ......     468              489
Prepaid expenses and other ........................   1,135              911
                                                   --------         --------
                             Total ................$ 13,270         $ 11,913
                                                   ========         ========



     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


Mortgages and similar debt(c):
 Mortgage notes payable ...........................$  5,700         $  6,600
 Other loans ......................................   5,938            5,114
                                                   --------         --------
   Total mortgages and similar debt ...............  11,638           11,714

Accounts payable, accrued expenses,
 customers' deposits ..............................   7,803            6,024
Deferred revenue ..................................   2,123            2,379
                                                   --------         --------
Total liabilities .................................  21,564           20,117
                                                   --------         --------

Commitments and contingencies (d):

Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 13,544,277
  shares (excluding 12,228 shares held in
  treasury .......................................   13,544           13,544
 Capital surplus .................................   52,176           51,863
 Accumulated deficit .............................  (74,014)         (73,611)
                                                   --------         --------
               Total stockholders' (deficiency) ..   (8,294)          (8,204)
                                                   --------         --------
                             Total ............... $ 13,270         $ 11,913
                                                   ========         ========

See accompanying notes.




                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                            FOR THE PERIODS INDICATED
                     ($000 Omitted Except Per Share Amounts)

                                          Nine Months Ended               Three Months Ended
                                     -----------------------------   ---------------------------
                                     September 30,   September 30,   September 30,  September 30,
                                         2000            1999              2000          1999
                                     -------------   -------------   -------------  -------------
Revenues (a):
 Net land sales ..................   $      4,345    $      2,805    $      1,483   $      1,012
 House and apartment sales .......          2,074           2,615             944            570
 Recognized improvement revenue /
  prior period sales .............            207             293              68            106
 Interest income .................            370             390             201            179
 Other revenues ..................            388             400              98            179
                                     ------------    ------------    ------------   ------------
     Total .......................          7,384           6,503           2,794          2,046
                                     ------------    ------------    ------------   ------------

Costs and expenses (a):
 Cost of sales and improvements ..          2,964           3,004           1,185            790
 Selling, general, administrative
  and other expenses .............          4,127           3,789           1,304          1,362
 Interest expense (c)(e) .........            695             510             236            174
                                     ------------    ------------    ------------   ------------
     Total .......................          7,786           7,303           2,725          2,326
                                     ------------    ------------    ------------   ------------

Net Income (Loss) ................   $       (402)   $       (800)   $         69   $       (280)
                                     ============    ============    ============   ============

Net Income (Loss) per common share   $       (.03)   $       (.06)   $        .01   $       (.02)
                                     ============    ============    ============   ============

Number of common and common
 equivalent shares ...............     13,544,277      13,544,277      13,544,277     13,544,277
                                     ============    ============    ============   ============



See accompanying notes.



                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                 ($000 Omitted)



                                                        Nine Months Ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                      2000             1999
                                                   -------------   -------------


Cash flows from operating activities ...........   $(3,627)        $(5,934)
                                                   -------         -------

Cash flows from investing activities:
 Proceeds from sale of property, plant and
 equipment......................................         0               3
Payment for acquisition and construction of
 property, plant and equipment .................       (17)            (81)
                                                   -------         -------
Net cash provided by (used in) investing
 activities ....................................       (17)            (78)
                                                   -------         -------

Cash flows from financing activities:
  New borrowings ...............................     4,008           5,975
                                                   -------         -------
Net cash provided by (used in) financing
 activities ....................................     4,008           5,975
                                                   -------         -------

Net increase (decrease) in cash and cash
 equivalents (including escrow deposits and
 restricted cash) ..............................       364            (37)

Cash and cash equivalents beginning of period ..       548            721
                                                   -------        -------

Cash and cash equivalents end of period ........   $   912        $   684
                                                   =======        =======



See accompanying notes.




                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                 ($000 Omitted)




                                                        Nine Months Ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                      2000             1999
                                                   -------------   -------------


Reconciliation  of net income (loss) to
 net cash provided by (used in) operating activities:

  Net income (loss)...........................     $  (402)        $   (800)
                                                   -------         --------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation and amortization...............          37               37
  Provision for estimated uncollectible
    sales-net.................................         618              653
  Contract valuation discount, net of
    amortization..............................          34                3
  Net Gain on sale of property, plant &
    equipment.................................           0                3
  Imputed Interest on debt with related
    party.....................................         313                0
  Net change in assets and liabilities........      (4,227)          (5,830)
                                                   -------         --------
               Total adjustments..............     $(3,225)        $ (5,134)
                                                   -------         --------

  Net cash provided by (used in) operating
    activities................................     $(3,627)        $ (5,934)
                                                   =======         ========

  Supplemental disclosure of non cash
    investing and financing activities:

  Reduction of debt as a result of the
    conveyance of contracts receivable........     $ 4,084         $  3,170
                                                   =======         ========



See accompanying notes.


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                               SEPTEMBER 30, 2000
                               ------------------

THE INFORMATION PRESENTED HEREIN AS OF SEPTEMBER 30, 2000 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 IS UNAUDITED.

(a)            BASIS OF PRESENTATION

               The condensed unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Commission rules and regulations. The information furnished reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

               Certain amounts have been reclassified for comparative purposes.

               The accompanying financial statements of The Deltona Corporation and subsidiaries ("The Company") have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations resulting in a stockholders' deficiency as of September 30, 2000. The Company has been dependant on its ability to obtain financing from related companies to meet its cash requirements. There can be no guarantee that the Company will be able to obtain sufficient financing in the future or that related parties will continue to make loans to the Company. The consolidated financial statements do not include any adjustments relating to the recoverability of asset amounts or the amount of liabilities should the Company be unable to continue as a going concern.

(b)            INVENTORIES

               Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):

                              Land and Improvements
                                                     September 30,  December 31,
                                                        2000           1999
                                                     -------------  ------------
               Unimproved land.......................$    420       $    420
               Land in various stages of development.   3,808          2,633
               Fully improved land...................   4,107          5,184
                                                     --------       --------
                 Total...............................$  8,335       $  8,237
                                                     ========       ========

               Other  inventories   consists  primarily  of  completed  vacation
               ownership units.

(c)            MORTGAGES AND SIMILAR DEBT

               The  following  table  presents   information   with  respect  to
               mortgages and similar debt (in thousands):

                                                     September 30,  December 31,
                                                        2000           1999
                                                     -------------  ------------
               Mortgage Notes Payable ...............$ 5,700        $  6,600
               Other Loans...........................  5,938           5,114
                                                     -------        --------
                 Total mortgages and similar debt....$11,638        $ 11,714
                                                     =======        ========

               Included in Mortgage Notes Payable is the Yasawa loan ($5,700,000 at September 30, 2000); included in Other Loans is the Swan loan ($5,938,000 as of September 30, 2000).

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

               The terms of repayment of the Yasawa debt provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 6% per annum (reduced from 9.6% effective January 1, 1999) in cash or with contracts receivable at 65% of face value. Yasawa has not required the Company to make monthly interest payments for the period September 1, 1998 to September 30, 2000. As of September 30, 2000, the total amount of interest accrued on the Yasawa debt is approximately $972,000.

               From October 9, 1998 through the present, Swan has advanced the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, is approximately $5,938,000 and accrued interest on the Swan debt of $216,000 as of September 30, 2000. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements.

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

               As of September 30, 2000, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $132,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments of $603,000, all of which are included in deferred revenue. The total cost to complete improvements as of September 30, 2000, including the previously mentioned obligations, was estimated to be approximately $760,000.

               In addition to the matters discussed above and in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company is a party to other litigation relating to the conduct of its business which is routine in nature and, in the opinion of the management, should have no material effect upon the Company's operation.

(e)            CAPITALIZED INTEREST

               The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $756,000 and $510,000, $61,000 was capitalized for the nine months ended September 30, 2000 and none for the nine months ended September 30, 1999, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since December, 1992, the Company has been dependent on loans and advances from Selex International B.V., a Netherlands corporation ("Selex"), Scafholding B.V., a Netherlands corporation ("Scafholding), Yasawa Holdings, N.V., a Netherlands Antilles Corporation ("Yasawa"), Swan Development Corporation, a Florida corporation ("Swan"), and other related parties in order to implement its marketing program and assist in meeting its working capital requirements.

The Company had satisfied its outstanding debt to Selex and Scafholding; the Company's outstanding debt to Yasawa is $6,000,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's property. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 6% per annum (reduced from 9.6% per annum effective January 1, 1999) in cash or with contracts receivable at 65% of face value. Yasawa did not require the Company to make interest payments for the period September 1, 1998 to September 30, 2000. As of September 30, 2000, the total amount of interest accrued on the Yasawa debt is approximately $972,000.

From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,938,000 and accrued interest on the Swan debt of $216,000 as of September 30, 2000. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements.

Since January 1, 1999, the Company has recorded interest expense on all outstanding debt balances to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was recorded as a capital contribution increase to capital surplus. The Company recorded interest expense and a capital contribution in the amount of approximately $313,000 for the nine months ended September 30, 2000.

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

RESULTS OF OPERATIONS
---------------------

For the nine months ended September 30, 2000 and September 30, 1999.

Revenues
--------

Total revenues were $7,384,000 for the first nine months of 2000 ($2,794,000 for the quarter ending September 30, 2000) compared to $6,503,000 for the comparable 1999 period ($2,046,000 for the quarter ending September 30, 1999).

Gross land sales were $5,184,000 for the first nine months of 2000 versus $3,618,000 for the comparable 1999 period. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $4,345,000 the first nine months of 2000 from $2,805,000 for the first nine months of 1999. For the three months ended September 30, 2000, net land sales increased to $1,483,000 from $1,012,000 for the comparable 1999 period. The increase in sales reflects higher sales by the Company's independent dealers.

Housing revenues were $2,074,000 for the first nine months of 2000 versus $2,615,000 for the comparable 1999 period. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues decreased as of result of less closings on sales by the Company's independent dealer network. The backlog of houses under contract was $6,736,000 and $2,466,000 as of September 30, 2000 and September 30, 1999, respectively.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                        Nine Months Ended            Three Months Ended
                   ---------------------------  ----------------------------
                   September 30, September 30,  September 30, September  30,
                      2000          1999           2000          1999
                   ------------- -------------  ------------- --------------
Gross Land Sales:
  Retail Sales*    $ 5,184       $   3,618      $ 1,687       $ 1,333
                   -------       ---------      -------       -------
  Housing Sales:     2,074           2,615          944           570
                   -------       ---------      -------       -------
    Total Real
    Estate         $ 7,258       $   6,233      $ 2,631       $ 1,903
                   =======       =========      =======       =======
---------------------
* New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the nine months ended September 30, 2000 and September 30, 1999 were $6,715,000 and $4,903,000, respectively and $2,775,000 and
     $2,217,000 for the three months ended September 30, 2000 and 1999, respectively.The Company had a backlog of approximately $3,340,000 in unrecognized sales as of September 30, 2000. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $207,000 for the first nine months of 2000 ($68,000 for the third quarter 2000) versus $293,000 for comparable 1999 period ($106,000 for the third quarter of 1999).

Interest income was $370,000 for the first nine months of 2000 versus $390,000 for the comparable period in 1999. The decrease is the result of a decrease in the Company's contracts receivable, resulting from the sale and assignment of contracts receivable to the Company's lenders.

Other revenues were $388,000 for the first nine months of 2000 ($98,000 for the third quarter of 2000) versus $400,000 for the comparable period in 1999 ($179,000 for the third quarter of 1999). Other revenues are principally
generated  by  the  Company's   title   insurance  and  real  estate   brokerage
subsidiaries.

Costs and Expenses
------------------

Costs and expenses were $7,786,000 for the first nine months of 2000 ($2,725,000 for the third quarter of 2000) versus $7,303,000 for the comparable period in 1999 ($2,326,000 for the third quarter of 1999). Cost of sales were $2,964,000 for the first nine months of 2000 ($1,186,000 for the third quarter of 2000) versus $3,004,000 for the comparable period in 1999 ($790,000 for the third quarter of 1999).

Commissions, advertising and other selling expenses totaled $2,709,000 for the first nine months of 2000 ($857,000 for the third quarter of 2000) versus $2,278,000 for the comparable period in 1999 ($817,000 for the third quarter of 1999). Higher retail land sales resulted in increased commission expense. Other selling expenses were $906,000 for the first nine months of 2000 ($333,000 for the third quarter of 2000) versus $833,000 for the comparable period in 1999 ($269,000 for the third quarter of 1999). Advertising and promotional expenses increased to $280,000 for the first nine months of 2000 ($53,000 for the third quarter of 2000) versus $269,000 for the comparable period in 1999 ($126,000 for the third quarter of 1999).

General and administrative expenses were $987,000 for the first nine months of 2000 ($303,000 for the third quarter of 2000) versus $993,000 for the comparable period in 1999 ($383,000 for the third quarter of 1999). General and administrative expenses decreased primarily due to decreased overhead expenses.

Real estate tax expenses were $431,000 for the first nine months of 2000 ($144,000 for the third quarter of 2000) versus $519,000 for the comparable period in 1999 ($163,000 for the third quarter of 1999). Included in real estate tax expense for 1999 was interest and administrative fees on delinquent taxes, which accrued interest at 18% per annum.

Interest expense was $695,000 net of $61,000 of capitalized interest for the first nine months of 2000 ($236,000 for the third quarter of 2000) versus $510,000 for the comparable period in 1999 ($174,000 for the third quarter of 1999). The increase in interest expense is a result of higher debt balances accruing interest.

Net Income (Loss)
-----------------

The Company reported a net loss of $402,000 for the first nine months of 2000 (an income of $69,000 for the third quarter of 2000) versus a loss of $800,000 for the comparable period in 1999 (a loss of $280,000 for the third quarter of 1999).

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     MORTGAGES AND SIMILAR DEBT

The Company has satisfied its outstanding debt to Scafholding. The terms of repayment of the Yasawa debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Effective January 1, 1999, Yasawa agreed to reduce the annual percentage rate on their existing loans to the Company from 9.6% to 6% per annum. Yasawa and Scafholding have not required the Company to make monthly interest payments for the period September 1, 1998 to September 30, 2000. As of September 30, 2000, the total amount of interest accrued on the Yasawa debt is approximately $972,000.

From October 9, 1998 through the present, Swan has advanced the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, is approximately $5,938,000 and accrued interest on the Swan debt of $216,000 as of September 30, 2000. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements.

The following table presents information with respect to mortgages and similar debt (in thousands):

                                          Nine Months Ended    Year Ended
                                          September 30, 2000   December 31, 1999
                                          ------------------   -----------------

     Mortgage Notes Payable..........     $ 5,700              $ 6,600
     Other Loans.....................       5,938                5,114
                                          -------              -------
       Total Mortgages and
       similar debt..................     $11,638              $11,714
                                          -------              -------
------------------
* Included in Mortgage Notes Payable is the Yasawa loan ($5,700,000 at September 30, 2000); included in Other Loans is the Swan loan ($5,938,000 as of September 30, 2000).

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

     CONTRACTS AND MORTGAGES RECEIVABLE SALES

In June, 1992 and February, 1990, the Company completed sales of contracts and mortgages receivable totaling $13,500,000 and $17,000,000, respectively, which generated approximately $8,000,000 and $13,900,000 respectively, in net proceeds to the Company. The anticipated costs of the June, 1992 transaction were included in the extraordinary loss from debt restructuring for 1991 since the restructuring was dependent on the sale. The Company recorded a loss of $600,000 on the February, 1990 sale. In conjunction with these sales the Company granted the purchaser a security interest in certain additional contracts receivable of approximately $2,700,000 and conveyed all of its rights, title and interest in the property underlying such contracts to a collateral trustee. In addition, these transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,498,000 as of September 30, 2000). The purchaser of these receivables experienced financial difficulty and filed in 1994 for protection under Chapter 11 of the Federal Bankruptcy Code. In November 1995, the purchaser of these receivables sold the portfolio to Finova Capital Corporation. The Company has fully reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. In 1999, the Company did not replace any delinquent receivables. As of September 30, 2000 and December 31, 1999 $1,196,000 and $1,244,000 in receivables were delinquent, respectively.

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

The Company was the guarantor of approximately $16,959,000 of contracts receivable sold or transferred as of September 30, 2000, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $4,151,000 remains at September 30, 2000. The Company has been in compliance with all receivables transactions since the consummation of receivable sales.

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

     OTHER OBLIGATIONS

As of September 30, 2000, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $132,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments of $603,000, all of which are included in deferred revenue. The total cost to complete improvements as of September 30, 2000, including the previously mentioned obligations, was estimated to be approximately $760,000.

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


                                             THE DELTONA CORPORATION



Date: November 14, 2000                      By: /s/Donald O. McNelley
                                                 -------------------------------
                                                 Donald O. McNelley
                                                 Treasurer
                                                 (Principal Financial Officer)