Form 10-K
period 2000-12-31
DELTONA CORP
filed 2001-03-29
CIK 27984

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ending December 31, 2000

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from _________ to  ___________

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

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

               State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $770,000 (based upon the average price of such stock as traded over-the-counter ($.22) at December 31, 2000 multiplied by the 3,498,836 shares of stock owned by non-affiliates, excluding voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock ; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

               Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, as of March 16, 2001, excluding 12,228 shares held in treasury.


                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                    Incorporated Part(s)
  *  Registrant's 2000 Annual Meeting Proxy Statement
     to be filed with the Securities and Exchange
     Commission pursuant to Regulation 14A                        Part III
--------------------------------------------------------------------------------

                             THE DELTONA CORPORATION

                                      INDEX


Form 10-K                                                               Page
Item No.                      Section Heading in Attached Material      Number

PART I
  Items 1 and 2 .........     Business............................        1
                                General...........................        1
                                Recent Developments...............        1
                                Real Estate.......................        2
                                Other Businesses..................        7
                                Employees.........................        7
                                Competition.......................        7
                                Regulation........................        7
  Item 3 ................     Legal Proceedings...................       10
  Item 4 ................     Submission of Matters to a Vote of
                               Security Holders (Refer to Registrant's
                               2001 Annual Meeting Notice and Proxy
                               Statement incorporated herein by
                               reference and to be filed with the
                               Securities and Exchange Commission
                               pursuant to Regulation 14A)

PART II
  Item 5 ................     Price Range of Common Stock and
                               Dividends..........................       11
  Item 6 ................     Selected Consolidated Financial
                               Information .......................       12
  Item 7 ................     Management's Discussion and Analysis
                               of Financial Condition and Results
                               of Operations......................       13
  Item 8 ................     Index to Consolidated Financial
                               Statements and Supplemental Data ..       20
  Item 9 ................     Independent Public Accountants......       36

PART III                      (Refer to Registrant's 2001 Annual
                               Meeting Notice and Proxy Statement
                               incorporated herein by reference
                               and to be filed with the Securities
                               and Exchange Commission pursuant to
                               Regulation 14A)
PART IV
  Item 14 ...............     Exhibits, Financial Statement
                               Schedules and Reports on Form 8-K .       38

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

     The Company's land holdings in Florida include an inventory of approximately 16,548 unsold platted single-family and multi-family lots and commercial tracts. (Platting is the process of recording, in the public records of the county where the land is located, a map or survey delineating the legal boundaries of the lots and tracts.) See "Real Estate: Land".

     The Company also operates other businesses related to its real estate activities, such as a title insurance company and a real estate brokerage company. In addition, the Company has designed and constructed country clubs, golf courses and other recreational amenities at its communities, and operated such amenities until their conveyance or sale.

     Historically, the Company had designed, constructed and operated utility systems for the distribution of water and LP gas and for the collection and treatment of sewage, primarily at the Company's communities. However, on June 6, 1989, Topeka Group Incorporated ("Topeka"), a subsidiary of Minnesota Power & Light Company ("MPL"), exchanged the Company's Preferred Stock which it acquired in November, 1985 for the Company's utility subsidiaries. The Company entered into a Developer Agreement for each of its communities, which provides the policies for water and sewer utility services to the Company and the Company's customers.

     The Company is incorporated in Delaware and has its principal office at 8014 SW 135th Street Road, Ocala, Florida 34473. Its telephone number is
(352)307-8100. The Company, as used herein, refers to The Deltona Corporation and, unless the context otherwise indicates, its wholly-owned subsidiaries.

Recent Developments

     During 2000, Swan Development Corporation ( "Swan") continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,399,000 as of December 31, 2000. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. Effective January 1, 2001 and semi-annually thereafter, the interest rate will be adjusted to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements.

Real Estate

     The Company is primarily involved with the development and marketing of planned communities in Florida since 1962. The following table sets forth certain information about these communities and other land assets of the Company as of December 31, 2000. For a detailed description of these communities, see "Existing Communities" and "Other Properties".

                              Existing Communities

                                                                    Platted                 Unsold Platted
                           Acreage    Initial            Estimated  Lots & Tracts            Lots & Tracts
                           In         Acquisition Year   Current    in Masterplan  Unimproved           Improved
                           Masterplan Year        Opened Population     (a)         (a) (b)             (a) (b)
                           ---------- ----        ------ ---------- -------------  ----------           ---------

* Deltona Lakes ..........  17,203    1962         1962    73,290     34,964           --                   6
* Marco Island(c) ........   7,844    1964         1965    43,700      8,657           --                   --
* Spring Hill(d) .........  17,240    1966         1967    76,300     32,909           --                   7
* Citrus Springs(e)  .....  15,954    1969         1970     6,950     33,783           --                  10(h)
  St. Augustine Shores....   1,985    1969         1970     7,730      3,130           --                   -(h)
  Sunny Hills ............  17,743    1968         1971     1,410     26,251         12,478               677
* Pine Ridge .............   9,994    1969         1972     3,800      4,833           --                   3
  Marion Oaks(e)(f)  .....  14,644    1969         1973     8,560     27,537          2,683(f)            710(f)(h)
* Seminole Woods .........   1,554    1969         1979       530        262           --                  --

  There is no unplatted acreage in any community

Joint Venture Community:

* Tierra Verde ...........     666    1976         1977     5,530      1,036           --                  --
                               ---    ----         ----     -----      -----         ------             -----

        Total ............ 104,827                        222,270    173,362         15,161             1,413
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
                                                           ==

 *        Development completed.
 (a) Excluded from these lots and tracts are approximately 97 improved and 91 unimproved lots and tracts that are required for drainage and cannot be sold, and approximately 172 improved and 335 unimproved lots and tracts that have been removed from sale for encumbrances or additional site development, which can only be sold when these issues are resolved. Also excluded are amenities consisting of 2 administration facility sites, 2 recreational facility sites and 1 unimproved golf course site , as well as approximately 275 tracts reserved for community usage such as for greenbelts, buffer areas, church and school sites.

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

     Substantially all of the Company's single-family lot and multi-family and commercial tract sales have been made on an installment basis. Of the over 157,000 lots and tracts sold since the Company's inception, 346 contracts receivable presently exist with respect to lots and tracts with an outstanding balance of approximately $2,109,000 at December 31, 2000, excluding contracts receivable of which the Company is a guarantor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to Consolidated Financial Statements.

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

     Single-Family Housing

     The Company's homes, constructed by an independent builder, are designed to fit the needs and wants of a variety of housing customers: models range from 1,692 square feet to 2,895 square feet. From the smallest home to the largest, these homes feature 2 car garages, cathedral ceilings over the main living areas, ceramic tile foyers, plant shelves, large fully equipped kitchens (most with breakfast nooks or good morning rooms), fully enclosed laundry centers, impressive master suites with walk-in closets and large bedrooms. A model center is open at Marion Oaks. Houses are sold with the lot included in the sales price; however, the Company also offers a "build on your own lot" program for those purchasers who have previously acquired a lot. The FeatherNest Housing Village in Marion Oaks, where the lot is included in the price of the home, is owned by Conquistador Development Corporation and marketed by the Company. All housing sales are made within the local market and through the Company's independent dealer network. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

  Marketing

     The Company has historically sold land and housing on a national and international basis through independent dealers in the United States, Canada and overseas, as well as through Company-affiliated salespeople. For the year ended December 31, 2000, sales by independent dealers in the United States accounted for approximately 100% (in dollar volume) of new land sales contracts; while overseas dealers accounted for a fraction of a percent.

     Existing Communities

     Deltona Lakes

     Deltona Lakes is located 26 miles northeast of Orlando, with its popular tourist attractions of Disney World and Sea World, and is bordered on the northwest by Interstate 4. Opened in 1962, Deltona Lakes now has a population of approximately 73,290. Over 30,000 lots and tracts and over 4,500 single and multi-family housing units have been sold at this community.

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

     More than 43,700 persons reside at Marco Island, including a population which more than triples during the winter season. It is the largest of Florida's Ten Thousand Islands and is known for its recreational amenities which, in addition to its 3 1/2 mile white sand beach, sport fishing, sailing and shelling, include golf, tennis, swimming and other recreational activities. The island community has several major shopping centers, banks and savings & loan associations, and medical and professional centers.

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

     Spring Hill

     Spring Hill, with an estimated population of over 76,300, is located 45 miles north of Tampa-St. Petersburg. Over 32,000 lots and tracts and over 4,000 single-family homes have been sold in this community. The Company has constructed a recreation complex, a country club, and two golf courses, which have been sold. Several shopping centers and medical centers, schools, numerous houses of worship and fire stations are located in the community. The Company has completed the development of this community.

     Citrus Springs

     Citrus Springs, with an estimated population of over 6,950, is located 28 miles southwest of Ocala and 25 miles from the Gulf of Mexico. Over 30,000 lots and tracts and over 700 single-family homes have been sold at this community. A golf course and a clubhouse (sold in 1990) and a community center have been completed by the Company. Several churches, schools and a convenience shopping area are located in the community. In 1992, most of the Company's remaining inventory at this community was sold to Citony Development Corporation ("Citony") for approximately $6,500,000. The Company provides miscellaneous administrative assistance and loan servicing to Citony for a fee.

     In February 1997, the Company finalized the sale of the undeveloped second Citrus Springs Golf Course to a third party, which completed the golf course ("El Diablo") in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" .

     St. Augustine Shores

     St. Augustine Shores, with a population estimated to be over 7,730, is located seven miles south of St. Augustine, between the Intracoastal Waterway and U.S. Highway 1. Over 2,000 single and multi-family housing units and lots and tracts have been sold. In December 1997, the Company sold all of its remaining inventory at St. Augustine Shores to Swan Development Corporation ("Swan"). As part of the purchase, Swan assumed the liability for completing improvements within St. Augustine Shores.

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

     Pine Ridge

     Pine Ridge, with a population of approximately 3,800, is located 34 miles southwest of Ocala. The community's facilities include an equestrian club and tennis courts. The Company sold over 3,500 lots and tracts and more than 53 single-family homes in Pine Ridge prior to the sale of its remaining inventory in 1987.

     Marion Oaks

     Marion Oaks, with a population of over 8,560 residents, is located 18 miles south of Ocala. Over 23,000 lots and tracts have been sold in the community. The community includes playgrounds, two golf courses (both of which are owned by third parties), several recreation buildings, community shopping centers and several houses of worship. In addition, this community is home to the Company's corporate headquarters.

     The Company's homes, constructed by an independent builder, are designed to fit the needs and wants of a variety of housing customers: models range from 1,692 square feet to 2,895 square feet. From the smallest home to the largest, these homes feature 2 car garages, cathedral ceilings over the main living areas, ceramic tile foyers, plant shelves, large fully equipped kitchens (most with breakfast nooks or good morning rooms), fully enclosed laundry centers, impressive master suites with walk-in closets and large bedrooms. A model center is open at Marion Oaks. Houses are sold with the lot included in the sales price; however, the Company also offers a "build on your own lot" program for those purchasers who have previously acquired a lot. The FeatherNest Housing Village in Marion Oaks, where the lot is included in the price of the home, is owned by Conquistador Development Corporation and marketed by the Company. All housing sales are made within the local market and through the Company's independent dealer network.

     Revenues in 2001 will be generated from the sale of land inventory, from housing sales, from the recognition of deferred revenue as land development proceeds, from collections on existing contracts receivable and from the Company's real estate brokerage and title company subsidiary operations.

     Seminole Woods

     Seminole Woods, with a population of over 530, is comprised of 1,554 acres of property located 20 miles north of Orlando. The community's 262 single-family lots, each with a minimum of five acres, have been sold and development completed.

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

  Employees

     At December 31, 2000, the Company had 36 employees, of whom 34 were involved in executive, administrative, sales and community development/ maintenance capacities and 2 were involved with the title insurance subsidiary. Certain of the Company's development activities are carried out by subcontractors who separately employ additional personnel. For the most part, the Company's marketing activities are carried out by independent dealers and marketing personnel employed by the Company and its subsidiaries.

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

     As of December 31, 2000, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $251,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $585,000, all of which are included in deferred revenue. As of December 31, 2000 and December 31, 1999 the Company had in escrow approximately $7,000 specifically for land improvements at certain of its Central and North Florida communities. The Company's development obligation had been substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

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

     The Company has either complied with applicable statutory requirements relative to the properties it is offering or has relied on various statutory exemptions which have relieved the Company from such registration, filing and disclosure requirements. If these exemptions do not continue to remain available to the Company, compliance with such statutes may result in delays in the offering of the Company's properties to the public.

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

ITEM 3

                                LEGAL PROCEEDINGS


     From time to time the Company may become a party to legal and administrative proceedings arising in the ordinary course of business. At present, the Company is not a party to any legal or administrative proceeding which might have a material adverse effect on the business or financial condition of the Company.

ITEM 5


                    PRICE RANGE OF COMMON STOCK AND DIVIDENDS

     The Company's Common Stock was traded on the New York and Pacific Stock Exchanges under the ticker symbol DLT. On April 6, 1994, both the New York and Pacific Stock Exchanges suspended the Company's Common Stock from trading and instituted procedures to delist the Company's Common Stock. On June 16, 1994, the Company's Common Stock was formally removed from listing and registration on the New York Stock Exchange. As of December 31, 2000, the Company's Common Stock was traded on a limited basis in the over-the-counter markets (on the bulletin board) under the symbol DLTA. The weighted average price at which the stock was traded at the end of the first, second, third and fourth quarters of 2000 is as follows:


                March 31, 2000             $ .250
                June 30, 2000              $ .232
                September 30, 2000         $ .402
                December 31, 2000          $ .331

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

                       Consolidated Income Statement Data
                    (in thousands except per share amounts)

                                                                     Year Ending
                                    ----------------------------------------------------------------------------
                                    December 31,    December 31,    December 31,    December 31,    December 31,
                                       2000            1999            1998            1997            1996
                                    ------------    ------------    ------------    ------------    ------------

Revenues ........................   $      9,617    $      8,837    $      6,487    $      9,425    $      8,650
Costs and expenses ..............         10,659           9,204           9,078          10,751           9,877
                                    ------------    ------------    ------------    ------------    ------------
Loss from continuing operations
 before taxes and extraordinary
 items ..........................         (1,042)           (367)         (2,591)         (1,326)         (1,227)
Provision for income taxes ......            -0-             -0-             -0-             -0-             -0-
                                    ------------    ------------    ------------    ------------    ------------
Loss from operations
 before extraordinary items .....         (1,042)           (367)         (2,591)         (1,326)         (1,227)
Extraordinary items:
Gain on settlement related to
  the Marco refund obligation ...            -0-             -0-             -0-             -0-             331
                                    ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable
  to common stock ...............   $     (1,042)   $       (367)   $     (2,591)   $     (1,326)   $       (896)
                                    ============    ============    ============    ============    ============
Basic earnings per share amounts:
    Continuing operations .......   $       (.08)   $       (.03)   $       (.19)   $       (.20)   $       (.18)
    Extraordinary items .........            -0-             -0-             .00             .00             .05
                                    ------------    ------------    ------------    ------------    ------------
Net income (loss) ...............   $       (.08)   $       (.03)   $       (.19)   $       (.20)   $       (.13)
                                    ============    ============    ============    ============    ============
Weighted average common shares
 outstanding ....................     13,544,277      13,544,277      13,544,277       6,753,587       6,729,648
                                    ============    ============    ============    ============    ============


                         Consolidated Balance Sheet Data
                                 (in thousands)


                                                                     Year Ending
                                    ----------------------------------------------------------------------------
                                    December 31,    December 31,    December 31,    December 31,    December 31,
                                       2000            1999            1998            1997            1996
                                    ------------    ------------    ------------    ------------    ------------

Total assets ....................   $     13,968    $     11,913    $     11,915    $     13,560    $     19,422
                                    ============    ============    ============    ============    ============

Liabilities .....................   $     22,807          20,117    $     20,175    $     19,174    $     37,301
Stockholders' equity(deficiency).         (8,839)         (8,204)         (8,260)         (5,614)        (17,879)
                                    ------------    ------------    ------------    ------------    ------------
Total liabilities and
 stockholders' equity
 (deficiency) ...................   $     13,968    $     11,913    $     11,915    $     13,560    $     19,422
                                    ============    ============    ============    ============    ============

ITEM 7

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


From June 19, 1992 through March 1999, the Company had entered into loan agreements with Selex International B.V., a Netherlands corporation ("Selex"), Yasawa Holdings, N.V., a Netherlands Antilles Corporation ("Yasawa"), Swan Development Corporation ("Swan") and related parties, including Scafholding, B.V. ("Scafholding"). Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa Swan and their affiliates in order to meet its working capital requirements.

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

As of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding; the Company's outstanding debt to Yasawa was $5, 400,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's property. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate for their existing loans to the Company from 9.6% to 6% per annum. The interest rate was again changed in November 2000 when it was agreed that effective January 1, 2001 and semi-annually thereafter, the interest rate would be adjusted to equal the prime rate then in effect. Yasawa and Scafholding did not require the Company to make interest payments for the period September 1, 1998 to December 31, 2000. As of December 31, 2000, the total amount of interest accrued is approximately $1,055,600.

The Company recorded interest expense on all outstanding debt balances for 2000 to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was recorded as a capital contribution increase to capital surplus. The Company recorded interest expense and a capital contribution in the amount of approximately $408,000 for 2000.

From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,572,000 as of December 31, 2000. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. Effective January 1, 2001 and semi-annually thereafter, the interest rate will be adjusted to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt
                                      13
repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements. As of December 31, 2000, the total amount of interest accrued is approximately $273,000.

During 1998, the Company transferred 14 lots and 4 tracts of land to Swan. In return, Swan built an office complex on part of the land for use by the Company for a period of 54 months, renewable thereafter. The Company valued the land transferred at approximately $440,000 and recorded the net present value of the use of the office complex of approximately $375,000 as prepaid rent. The difference between the net present value of the rent and the cost of the land was recorded as deferred profit and recognized over the lease term.

Results of Operations

  Years ended December 31, 2000 and December 31, 1999

     Revenues

     Total revenues were $9,617,000 for 2000 compared to $8,837,000 for 1999.

     Gross land sales were $6,804,000 for 2000 versus $4,959,000 for 1999. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $4,896,000 for 2000 compared to $4,4605,000 for 1999. The increase reflects higher sales by the Company's independent dealers and a lower estimate of uncollectible installment sales .

     New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the years ended December 31, 2000 and December 31, 1999 were $9,535,000 and $6,491,000, respectively. The Company had a backlog of $4,413,000 and $2,139,000 in unrecognized sales as of December 31, 2000 and 1999, respectively. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price. See Note 1 to the Consolidated Financial Statements.

     Advertising and marketing costs are charges to operations when incurred. Sales commissions are recognized as a liability when the related contract is accepted and charged to expense when the sale is recognized as revenue.

     Housing revenues are not recognized from housing sales until the completion of construction and the passage of title. Housing revenues were $3,231,000 for 2000 compared to $3,045,000 for 1999. The increase in housing revenues is directly related to expanded promotional programs for housing.

     Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $276,000 in 2000 as compared to $381,000 in 1999. The decrease is a result of lower expenditures on development work.

     Interest income was $440,000 for 2000 as compared to $498,000 for 1999. This decrease is the result of lower contracts receivable balances resulting from the Company's repayment of debt to Swan and Yasawa.

     Other revenues were $774,000 for 2000 compared to $448,000 for 1999. Other revenues were generated principally by the Company's title insurance and real estate brokerage subsidiaries.

     Costs and Expenses

     Costs and expenses were $10,659,000 for 2000 compared to $9,204,000 for 1999. Cost of sales totaled $4,351,000 for 2000 compared to $3,693,000 for 1999. The increase reflects higher sales by the Company's independent dealers.

     Commissions, advertising and other selling expenses totaled $3,455,000 for 2000 compared to $3,040,000 for 1999. Advertising was $351,000 for 2000 compared to $359,000 in 1999. Other selling expenses were $1,170,000 in 2000 as compared to $1,075,000 in 1999.

     General and administrative expenses were $1,362,000 in 2000 as compared to $1,129,000 in 1999. General and administrative expenses increased primarily due to there being increased overhead.

     Real estate tax expense was $598,000 in 2000 as compared to $491,000 in 1999.

     Interest expense was $894,000 in 2000 and $851,000 in 1999. The increase in interest expense is the result of increased debt. Interest in the amount of $99,000 and $62,000 was capitalized in 2000 and 1999, respectively.

     Net Income

     The Company reported a net loss of $1,042,000 for 2000 compared to a net loss of $367,000 for 1999.

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

     Interest expense was $851,000 in 1999 as compared to $812,000 for 1998. The increase in interest expense is the result of increased debt. Interest in the amount of $99,000 and $62,000 was capitalized in 2000 and 1999, respectively. No interest was capitalized in 1998.

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

Liquidity and Capital Resources

     Mortgages and Similar Debt

     As of December 31, 2000, the Company had satisfied its principal debt obligation to Scafholding; the Company's outstanding debt to Yasawa was $5,400,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's property. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate for their existing loans to the Company from 9.6% to 6% per annum. The interest rate was again changed in November 2000 when it was agreed that effective January 1, 2001 and semi-annually thereafter, the interest rate would be adjusted to equal the prime rate then in effect. Yasawa and Scafholding did not require the Company to make interest payments for the period September 1, 1998 to December 31, 2000. As of December 31, 2000, the total amount of interest accrued is approximately $1,055,600.

     From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,572,000 as of December 31, 2000. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There will be no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. Effective January 1, 2001 and semi-annually thereafter, the interest rate will be adjusted to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to pay outstanding real estate taxes for unsold properties with the balance to meet the Company's working capital requirements. As of December 31, 2000, the total amount of interest accrued is approximately $273,000.

     During 1998, the Company transferred 14 lots and 4 tracts of land to Swan. In return, Swan built an office complex on part of the land for use by the Company for a period of 54 months, renewable thereafter. The Company valued the land transferred at approximately $440,000 and recorded the net present value of the use of the office complex of approximately $375,000 as prepaid rent. The difference between the net present value of the rent and the cost of the land was recorded as deferred profit and is recognized over the lease term.

     The Company recorded interest expense on all outstanding debt balances for 1999 and 2000 to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was recorded as a capital contribution increase to capital surplus. The Company recorded interest expense and a capital contribution in the amount of approximately $408,000 for 2000 and $423,000 for 1999.
                                       17

     The following table presents information with respect to mortgages and similar debt (in thousands):

                                                          Years Ended
                                                 -------------------------------
                                                 December 31,       December 31,
                                                    2000               1999
                                                 ------------       ------------
     Mortgage Notes Payable.................     $ 5,400            $ 6,600
     Other Loans............................       5,572              5,114
                                                 -------            -------
       Total Mortgages and similar debt.....     $10,972            $11,714
                                                 -------            -------

----------
     * Included in Mortgage Notes Payable is the Yasawa loan ($5,400,000 at December 31, 2000); included in Other Loans is the Swan loan ($5,572,000 as of December 31, 2000).

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

     Contracts and Mortgages Receivable Sales

     In 1990 and 1992, the Company sold contracts and mortgages receivable to thrid parties. These transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,445,000 as of December 31, 2000). The Company has fully reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. The Company did not replace any delinquent receivables in 1998, 1999 or 2000. As of December 31, 2000 and 1999, $1,210,000 and $1,083,000 in receivables were delinquent, respectively.

     During 1998, Scafholding purchased approximately $1,400,000 in contracts and mortgages receivable from the Company at sixty-five percent (65%) of face value with recourse for non-performing contracts. These sales generated approximately $900,000 used to meet the Company's working capital requirements.

     The Company was the guarantor of approximately $16,066,000 of contracts receivable sold or transferred as of December 31, 2000, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $2,730,000 remains at December 31, 2000. The Company has been in compliance with all receivable transactions since the consummation of receivable sales.

     The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $75,300 and $86,700 in 2000 and 1999, respectively, in revenue pursuant to these agreements.

     In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse. The Company has an agreement with Swan whereby Swan will loan the Company funds to be repaid with contracts receivable at 90% of face value, with recourse.

  Other Obligations

     As of December 31, 2000, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $251,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $585,000, all of which are included in deferred revenue. As of December 31, 2000 and December 31, 1998 the Company had in escrow approximately $7,200 specifically for land improvements at certain of its Central and North Florida communities.

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

     The Company has been dependent on its ability to sell or otherwise finance its contracts receivable and/or secure other financing to meet its cash requirements. Since 1992, the Company has been largely dependent on Yasawa, Scafholding and Swan and related parties for the financing of its operations. Although Scafholding has purchased contracts receivables at the rate of 65% of face value, with recourse, and Swan has loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse, there can be no guarantee that the Company will be able to generate sufficient receivables to obtain sufficient financing in the future or that Yasawa, Scafholding, Swan and other related parties will continue to make loans to the Company.
                                       19

ITEM 8

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND SUPPLEMENTAL DATA

                                                                        Page
                                                                        ----
Independent Auditors' Report.......................................      21

Consolidated Balance Sheets as of December 31, 2000 and
   December 31, 1999...............................................      22

Statements of Consolidated Operations for the years ended
   December 31, 2000, December 31, 1999 and December 31, 1998......      24

Statements of Consolidated Stockholders' Equity (Deficiency)
   for the years ended December 31, 2000, December 31, 1999
   and December 31, 1998...........................................      25

Statements of Consolidated Cash Flows for the years ended
   December 31, 2000, December 31, 1999 and December 31, 1998......      26

Notes to Consolidated Financial Statements.........................      28

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE DELTONA CORPORATION:


     We have audited the consolidated balance sheets of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related statements of consolidated operations, consolidated stockholders' equity (deficiency) and consolidated cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred substantial operating losses and has continued to experience problems with liquidity, and has a stockholders' deficiency at December 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


JAMES MOORE & CO.  P.L.
Certified Public Accountants
Gainesville, Florida
February 18, 2001



                           CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                                     ASSETS
                                 (in thousands)


                                                       December 31, December 31,
                                                          2000         1999
                                                       ------------ ------------

Cash and cash equivalents, including escrow
 deposits and restricted cash of $587 in 2000
 and $396 in 1999 (Note 7).......................      $      680   $       548
                                                       ----------   -----------

Contracts receivable for land sales
 (Notes 2, 5 and 8)..............................           2,109         2,448

Less: Allowance for uncollectible contracts......            (291)         (606)

      Unamortized valuation discount.............            (264)         (293)
                                                       ----------   -----------

Contracts receivable - net.......................           1,554         1,549
                                                       ----------   -----------

Mortgages and other receivables - net
 (Notes 2, 5 and 8)..............................             140           109
                                                       ----------   -----------

Inventories, at lower of cost or net realizable value (Notes 3 and 5):

Land and land improvements.......................           8,375         8,237

Other............................................           1,361            70
                                                       ----------   -----------
               Total inventories.................           9,736         8,307
                                                       ----------   -----------

Property, plant and equipment - net
 (Notes 4 and 5).................................             455           489
                                                       ----------   -----------

Prepaid expenses and other.......................           1,403           911
                                                       ----------   -----------

               Total.............................      $   13,968   $    11,913
                                                       ==========   ===========




   The accompanying notes are an integral part of the consolidated financial statements.




                           CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (in thousands except share data)



                                                       December 31, December 31,
                                                          2000         1999
                                                       ------------ ------------
Mortgages and similar debt (Note 5):

       Mortgage notes payable ...................      $  5,400     $  6,600

       Other loans ..............................         5,572        5,114
                                                       --------     --------

              Total mortgages and similar debt...        10,972       11,714

Accounts payable-trade ..........................           217            7

Accrued interest payable (Note 5) ...............         1,329          744

Accrued taxes, principally real estate taxes ....           289           30

Accrued expenses and other (Notes 2 and 8) ......         3,258        3,209

Customers' deposits .............................         1,397          730

Deferred revenue (Notes 7 and 8) ................         5,345        3,683
                                                       --------     --------
Total liabilities ...............................        22,807       20,117
                                                       --------     --------

Commitments and contingencies (Notes 1, 2, 5, 7 and 8)

Stockholders' equity (deficiency) (Notes 1, 5, and 9):

       Common stock, $1 par value-authorized
       15,000,000 shares; issued and outstanding:
       13,544,277 shares in 2000 and 1999 (excluding
       12,228 shares held in treasury)...........        13,544       13,544

       Capital surplus ..........................        52,270       51,863

       Accumulated deficit ......................       (74,653)     (73,611)
                                                       --------     --------
Total stockholders' equity (deficiency) .........        (8,839)     ( 8,204)
                                                       --------     --------
                    Total........................      $ 13,968     $ 11,913
                                                       ========     ========

                          The accompanying notes are an
            integral part of the consolidated financial statements.



                      STATEMENTS OF CONSOLIDATED OPERATIONS
                    THE DELTONA CORPORATION AND SUBSIDIARIES
                        (in thousands except share data)

                                                                    Years Ended
                                                    --------------------------------------------
                                                    December 31,    December 31,    December 31,
                                                       2000            1999            1998
                                                    ------------    ------------    ------------
Revenues

 Gross land sales (Notes 2 and 7) ...............   $  6,804        $  4,959        $  4,155
 Less: Estimated uncollectible sales ............     (1,641)           (322)           (840)
       Contract valuation discount ..............       (267)           (172)           (237)
                                                    --------        --------        --------
 Net land sales .................................      4,896           4,465           3,078
 Sales-housing ..................................      3,231           3,045           1,622
 Recognized improvement revenue-prior period
  sales .........................................        276             381             956
 Interest income ................................        440             498             548
 Other ..........................................        774             448             284
                                                    --------        --------        --------
                                            Total      9,617           8,837           6,488
                                                    --------        --------        --------

Costs and expenses

 Cost of sales-land .............................      1,397             986             741
 Cost of sales-housing ..........................      2,716           2,402           1,269
 Cost of improvements-prior period sales ........         62             126             302
 Cost of sales-other ............................        175             179             250
 Commissions, advertising, and other selling
  expenses ......................................      3,455           3,040           2,533
 General and administrative expenses ............      1,362           1,129           2,144
 Real estate tax ................................        598             491           1,028
 Interest expense ...............................        894             851             812
                                                    --------        --------        --------
                                            Total     10,659           9,204           9,079
                                                    --------        --------        --------

Loss from operations before income
 taxes ..........................................     (1,042)           (367)         (2,591)

Provision for income taxes (Note 6) .............        -0-             -0-             -0-
                                                    --------        --------        --------
Net income (loss) ...............................   $ (1,042)       $   (367)       $ (2,591)
                                                    ========        ========        ========

Net income (loss) per common share ..............   $   (.08)       $   (.03)       $   (.19)
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



          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)

For the years ended December 31, 2000, December 31, 1999 and December 31, 1998


                                             Common Stock     Capital   Accumulated
                                             ($1 par value)   Surplus   Deficit       Total
                                             --------------   -------   -----------   ---------


Balances, December 31, 1997 ..............   $ 13,544         $ 51,495  $(70,653)     $ (5,614)
        Gain (loss)from Exchange
        of Land and Contracts
        Receivable with Related
        Party ............................        -0-             (55)       -0-           (55)
        Net (loss) for the year ..........        -0-             -0-     (2,591)       (2,591)
                                             --------        --------   --------      --------
Balances, December 31, 1998 ..............   $ 13,544        $ 51,440   $(73,244)     $ (8,260)
        Imputed Interest expense on
        debt with Related Party
        (See Note 5) .....................        -0-             423        -0-           423
        Net (loss) for the year ..........        -0-             -0-       (367)         (367)
                                             --------        --------   --------      --------
Balances, December 31, 1999 ..............   $ 13,544        $ 51,863   $(73,611)     $ (8,204)
        Imputed Interest expense on
        debt with Related Party
        (See Note 5) .....................        -0-             407        -0-           407
        Net (loss)for the year ...........        -0-             -0-     (1,042)       (1,042)
                                             --------        --------   --------      --------
Balances, December 31, 2000 ..............   $ 13,544        $ 52,270   $(74,653)     $ (8,839)
                                             ========        ========   ========      ========



   The accompanying notes are an integral part of the consolidated financial statements.





                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)

                                                          December 31,    December 31,    December 31,
                                                             2000            1999            1998
                                                          ------------    ------------    ------------




Cash flows from operating activities:
 Cash received from operations:
  Proceeds from sale of residential units .............   $  3,282        $  2,846        $  1,768
  Collections on contracts and mortgages
   receivable .........................................      1,040           1,051           1,993
    Down payments on and proceeds from sales
      of homesites and tracts .........................      1,748             891           1,072
     Proceeds from sale of Contracts Receivables ......          0               0             868
     Proceeds (uses) from other sources ...............        490             (80)            240
                                                          --------        --------        --------
               Total cash received from operations ....      6,560           4,708           5,941
                                                          --------        --------        --------

 Cash expended by operations:
     Cash paid for residential units ..................      3,167           2,402           1,269
     Cash paid for land and land improvements .........      1,309           1,648           1,047
     Customer refunds .................................          0               0              35
     Commissions, advertising and other
      selling expenses ................................      4,737           3,274           2,620
     General and administrative expenses ..............      1,082           1,452           1,715
     Interest paid ....................................          0               0             299
     Real estate taxes paid ...........................        347           3,336             260
                                                          --------        --------        --------
               Total cash expended by operations ......     10,642          12,112           7,245
                                                          --------        --------        --------
               Net cash provided by (used in) operating
         activities ...................................     (4,082)         (7,404)         (1,304)
                                                          --------        --------        --------

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment .......................................          0               3               0
 Payment for acquisition and construction of
   property, plant and equipment ......................        (31)            (72)           (137)
                                                          --------        --------        --------
               Net cash provided by (used in) investing
                 activities ...........................        (31)            (69)           (137)
                                                          --------        --------        --------

Cash flows from financing activities:
 New borrowings .......................................      4,245           7,300             765
                                                          --------        --------        --------
               Net cash provided by (used in) financing
                 activities ...........................      4,245           7,300             765
Net increase (decrease) in cash and cash
 equivalents ..........................................        132            (173)           (676)
Cash and cash equivalents, beginning of year ..........        548             721           1,397
                                                          --------        --------        --------
Cash and cash equivalents, end of year ................   $    680        $    548        $    721
                                                          ========        ========        ========



 The accompanying notes are an integral part of the consolidated financial statements.





               STATEMENTS OF CONSOLIDATED CASH FLOWS - (Continued)

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)

                                                          December 31,    December 31,    December 31,
                                                             2000            1999            1998
                                                          ------------    ------------    ------------
Reconciliation of net income (loss) to net cash
provided by (used in) operating activities:

Net income (loss) ..................................      $     (1,042)   $      (367)    $    (2,591)
                                                          ------------    -----------     -----------
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
            Depreciation and amortization ..........                66             50              45
            Provision for estimated uncollectible
             sales and recourse obligations ........             1,641            322             840
            Contract valuation discount, net of
             amortization...........................                62             (5)            140
            Net (gain) loss on sale of property,
             plant and equipment ...................                 0             (3)            -0-
            Imputed Interest on debt with related
             party (See Note 5) ....................               408            423             -0-
(Increase) decrease in assets and increase (decrease)
   in liabilities:
            Gross contracts receivable plus
             deductions from reserves ..............            (7,558)        (3,844)         (1,689)
            Mortgages and other receivables ........               (31)            85             890
            Land and land improvements .............              (138)          (658)           (211)
            Housing completed or under construction
             and other..............................              (430)             6              23
            Prepaid expenses and other .............              (492)          (205)            (87)
            Accounts payable, accrued expenses and
             other .................................             1,103         (3,801)          2,049
            Customers' deposits ....................               667           (266)            243
            Deferred revenue .......................             1,662            859            (956)
                                                          ------------    -----------      ----------
                Total adjustments and changes ......            (3,040)        (7,037)          1,287
                                                          ------------    -----------      ----------
Net cash provided by (used in) operating
 activities ........................................      $     (4,082)   $    (7,404)     $   (1,304)
                                                          ============    ===========      ==========

Supplemental disclosure of non-cash investing and financing activities:

Interest expense treated as contribution to
  capital (See Note 5)..............................      $        408    $       423      $      -0-
                                                          ============    ===========      ==========
Increase in inventory as a result of spec house
  acquisition and corresponding increase in debt ...      $        863    $       -0-      $      -0-
                                                          ============    ===========      ==========
Reduction of accrued interest and mortgage notes
  payable through transfer of contracts receivable .      $      5,850    $     4,151      $    1,233
                                                          ============    ===========      ==========
Sale of land to related party in return for future
  rent credits (see Note 8):
  Increase of prepaid expenses .....................      $        -0-    $       -0-      $      398
                                                          ============    ===========      ==========
  Reduction of land inventory ......................      $        -0-    $       -0-      $       81
                                                          ============    ===========      ==========
  Increase in deferred revenue .....................      $        -0-    $       -0-      $      291
                                                          ============    ===========      ==========


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

     The Company has incurred a loss from operations for 2000 of $1,042,000, for 1999 of $367,000 and for 1998 of $2,591,000 resulting in a stockholders' deficiency of $8,839,000 as of December 31, 2000.

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

     The Company has been dependent on its ability to sell or otherwise finance contracts receivable and/or secure other financing sources to meet its cash requirements. Additional financing was required in 2000 and was funded through additional loans from Swan. Additional financing will be required in the future. Although in 1998 Scafholding purchased contracts receivables at the rate of 65% of face value, with recourse, and Swan loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse in 1998, 1999 and 2000, there can be no guarantee that the Company will be able to generate sufficient receivables to obtain sufficient financing in the future or that Yasawa, Scafholding, Swan and other related parties will continue to make loans to the Company. (See Notes 5 and 11.)

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

     The Company is principally engaged in the development and sale of Florida real estate through the development of planned communities on land acquired for that purpose. The Company sells homesites under installment contracts which provide for payments over periods ranging from 2 to 10 years. Since 1991, the Company has offered only developed lots for sale. Sales of homesites are recorded under the percentage-of-completion method in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Since 1991, the Company has not recognized a sale until it has received 20% of the contract sales price. During 2000, 1999 and 1998, approximately 99%, 73% and 82% of sales were through two independent brokers in New York.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



1.   Basis of Presentation and Significant Accounting Policies (continued)

     As part of its debt repayment obligation as described in Note 5, the Company transfers contracts and mortgages receivable, with recourse, to its lenders, many of which have not been recognized in the financial statements under the provisions of SFAS No. 66. The Company recognizes the contracts when transferred and records deferred revenue until such time as the requirements of SFAS No. 66 are met and the sale can be recognized.

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

     Interest costs directly related to, and incurred during, a project's construction period are capitalized. No interest was capitalized in 1998. In 1999 and 2000, approximately $62,000 and $99,000 in interest, respectively, was capitalized.

     Property, plant and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the respective assets, which range from 5 to 33 years. Additions and betterments are capitalized, and maintenance and repairs are expensed as incurred. Generally, upon the sale or retirement of assets, the accounts are relieved of the costs and related accumulated depreciation and any gain or loss is reflected in income.

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

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ( SFAS No. 121), long-lived assets, such as inventories and property, plant and equipment to be held and used are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. As of December 31, 2000, there were no assets considered impaired under the provisions of the Statement.

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

     Certain reclassifications have been made to the 1999 financial information to conform to the 2000 presentation.

2.   Contracts and Mortgages Receivable

     At December 31, 2000, interest rates on contracts receivable outstanding ranged from 5% to 12% per annum (weighted average approximately 7.8%. The approximate principal maturities of contracts receivable were:

                                                                  December 31,
                                                                     2000
                                                                  ------------
                                                                 (in thousands)
     2001......................................................     $  471
     2002......................................................        420
     2003......................................................        391
     2004 .....................................................        422
     2005......................................................        381
     2006 and thereafter.......................................         24
                                                                    ------
            Total..............................................     $2,109
                                                                    ======

     If a regularly scheduled payment on a contract remains unpaid 30 days after its due date, the contract is considered delinquent. Aggregate delinquent contracts receivable at December 31, 2000 and 1999 approximate $797,000 and $856,000, respectively.

     Information with respect to interest rates and average contract lives used in valuing new contracts receivable generated from sales follows:

                                  Average      Average Stated     Discounted
     Years Ended                  Term         Interest Rate      to Yield
     -----------                  ---------    --------------     ----------

     December 31, 2000.......     98 months         7.8%             13.5%
     December 31, 1999.......     88 months         7.5%             13.5%
     December 31, 1998.......     94 months         8.3%             13.5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



2.   Contracts and Mortgages Receivable (continued)

     In 1990 and 1992, the Company sold contracts and mortgages receivable to third parties. These transactions, among other things, require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,445,000 as of December 31, 2000). The Company has fully reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. The Company did not replace any delinquent receivables in 1998, 1999 or 2000. As of December 31, 2000 and 1999, $1,211,000 and $1,083,000 in receivables were delinquent, respectively.

     During 2000 and 1999, the Company transferred contracts and mortgages receivable, with recourse, in satisfaction of debt of $5,849,649 and $4,150,738, respectively. The Company is required to make monthly principal payments to Yasawa and Scafholding with contracts receivable at 100% of face value, with recourse. The Company is also required to make monthly principal payments to Swan with contracts receivable at 90% of face value, with recourse. The Company transfers all current contracts receivable in excess of the net aggregate sum of $500,000 to Swan on a monthly basis (See Note 5).

     During 1998, Scafholding purchased approximately $1,400,000 in contracts and mortgages receivable from the Company at sixty-five percent (65%) of face value with recourse for non-performing contracts. These sales generated approximately $900,000 used to meet the Company's working capital requirements.

     The Company was the guarantor of approximately $16,066,000 of contracts receivable sold or transferred as of December 31, 2000, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $2,730,000 remains at December 31, 2000. The Company has been in compliance with all receivable transactions since the consummation of receivable sales. Because of inherent uncertainties in estimating the recourse provisions, it is at least reasonably possible that the Company's estimate will change in the near term.

     The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $75,300, $86,700 and $82,000, in 2000, 1999 and 1998,
respectively, in revenue pursuant to these agreements. The Company also services the Swan receivable portfolio, which consisted of 564 contracts as of December 31, 2000; however, the Swan portfolio is serviced at no charge to Swan under the debt agreement.

3.   Inventories

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows:

                                              December 31,    December 31,
                                                 2000            1999
                                              ------------    ------------
                                                    (in thousands)
     Unimproved land.....................     $  420          $   420
     Land in various stages of
      development........................      2,316            2,633
     Fully improved land.................      5,639            5,184
                                              ------          -------
            Total........................     $8,375          $ 8,237
                                              ======          =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



4.   Property, Plant and Equipment

     Property, plant and equipment and accumulated depreciation consist of the following:

                                         December 31, 2000    December 31, 1999
                                       --------------------  -------------------
                                               Accumulated          Accumulated
                                       Cost    Depreciation  Cost   Depreciation
                                       ------  ------------  ------ ------------
                                                     (in thousands)

     Land and land improvements...     $   74  $   -0-       $   74 $  -0-
     Other buildings, improvements
      and furnishings.............      1,122      803        1,116    789
     Construction and other
      equipment...................        783      721          758    670
                                       ------  -------       ------ ------
            Total.................     $1,979  $ 1,524       $1,948 $1,459
                                       ======  =======       ====== ======

     Depreciation charged to operations for the years ended December 31, 2000, 1999 and 1998 was approximately $66,000, $50,000 and $45,000, respectively.

5.   Mortgages and Similar Debt

     As of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding. As of December 31, 2000, the Company's outstanding debt to Yasawa was $5,400,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's property. The terms of repayment of this debt have been restructured to provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate of 9.6% per annum in cash or with contracts receivable at 65% of face value. Effective January 1, 1999, Yasawa and Scafholding agreed to reduce the annual percentage rate for their existing loans to the Company from 9.6% to 6% per annum.The interest rate was again changed effective January 1, 2001 and semi-annually thereafter, the interest rate will be adjusted to equal the prime rate then in effect. Yasawa and Scafholding did not require the Company to make interest payments for the period September 1, 1998 to December 31, 2000. As of December 31, 2000, the total amount of interest accrued is approximately $1,055,600.

     From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements (see Note 10). The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,572,000 as of December 31, 2000. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There is no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest shall be 6% per annum on the outstanding balance of the advance. Effective January 1, 2001 and semi-annually thereafter, the interest rate will be adjusted to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan are used by the Company to meet the Company's working capital requirements. As of December 31, 2000, the total amount of interest accrued as approximately $273,000.

     The Company recorded interest expense on all outstanding debt balances for 2000 and 1999 to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was recorded as a capital contribution increase to capital surplus. The Company recorded interest expense and a capital contribution in the amount of approximately $408,000 and $423,000 for 2000 and 1999, respectively.

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

     The following table presents information with respect to mortgages and similar debt (in thousands):

                                                          Years Ended
                                                    ---------------------------
                                                    December 31,   December 31,
                                                       2000           1999
                                                    ------------   ------------
     Mortgage Notes Payable......................   $ 5,400        $ 6,600
     Other Loans.................................     5,572          5,114
                                                    -------        -------
       Total Mortgages and similar debt..........   $10,972        $11,714
                                                    =======        =======
---------
    *       Included in Mortgage Notes Payable is the Yasawa loan ($5,400,000 at
            December 31, 2000);   included  in  Other  Loans  is  the  Swan loan
            ($5,572,000 as of December 31, 2000).

     The following table presents information with respect to the minimum principal maturities of mortgages and similar debt for the next five years (excluding amounts owed to Swan):

                                                     For the year ended
                                                         December 31
                                                     ------------------
                                                       (in thousands)

     2001..........................                      $ 1,200
     2002..........................                        1,200
     2003..........................                        1,200
     2004..........................                        1,200
     2005..........................                          600
                                                         -------
                                                         $ 5,400
                                                         =======

     Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries.

6.   Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes." Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effect of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred assets and liabilities.

     For the years ended December 31, 2000, 1999 and 1998, the Company had a net loss for tax purposes and there was no material amount of taxes payable or refundable. Accordingly, there was no tax provision for such years.

    As of December 31, 2000, the Company had a net deferred tax asset of approximately $15,017,000, which primarily resulted from the tax effect of the Company's net operating loss carryforward of $11,057,000, losses on subsidiaries sold in prior years of $ 3,960,000 and a difference in reporting the sale of land under the installment basis. A valuation allowance of $15,017,000 has been established against the net deferred tax asset.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



6.   Income Taxes (continued)

     As of December 31, 1999, the Company had a net deferred tax asset of approximately $14,139,000 which primarily resulted from the tax effect of the Company's net operating loss carryforward of $8,610,000, losses on subsidiaries sold in prior years of $3,960,000 and a difference in reporting the sale of land under the installment basis. A valuation allowance of $14,139,000 has been established against the net deferred tax asset.

     The Company's regular net operating loss carryover for tax purposes is estimated to be $39,729,000 at December 31, 2000, $542,000 of which was available through 2002, $9,189,000 through 2005, $9,780,000 through 2006,
$5,029,000  through  2008,  $5,401,000  through 2009,  $1,977,000  through 2011,
$1,354,000 through 2019 and $6,457,000 through 2020. In addition to the net operating loss carryover, alternative minimum tax credits of $386,000 are available to reduce federal income tax liabilities only after the net operating loss carryovers have been utilized.

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

7.   Liability for Improvements

     The Company has an obligation to complete land improvements upon deeding which, depending on contractual provisions, typically occurs within 90 to 120 days after the completion of payments by the customer. The estimated cost to complete improvements to lots and tracts from which sales have been made at December 31, 2000 and 1999 was approximately $861,000 and $921,000, respectively. The foregoing estimates reflect the Company's current development plans at its communities (see Note 8). These estimates include: estimated development obligations applicable to sold lots of approximately $25,000; a liability to provide title insurance and deeding costs of $251,000 and $273,700, respectively, and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $583,000 and $622,000, respectively, all of which are included in deferred revenue. Included in cash at December 31, 2000 and December 31, 1999, are escrow deposits of $7,200 restricted for completion of improvements in certain of the Company's communities.

     The anticipated expenditures for land improvements, title insurance and deeding to complete areas from which sales have been made through December 31, 2000 are as follows:
                                                     December 31, 2000
                                                     -----------------
                                                       (in thousands)

     2001..........................                   $    274
     2002..........................                        191
     2003..........................                        307
     2004 and thereafter...........                         89
                                                      --------
         Total.....................                   $    861
                                                      ========

8.   Commitments and Contingent Liabilities

     Total rental expense for the years ended December 31, 2000, December 31, 1999 and December 31, 1998 was approximately $89,000, 77,000 and $134,000, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES


8.   Commitments and Contingent Liabilities (continued)

     During 1998, the Company transferred 14 lots and 4 tracts of land to Swan. In return, Swan built an office complex on part of the land for use by the Company for a period of 54 months, renewable thereafter. The Company valued the land transferred at approximately $440,000 and recorded the net present value of the use of the office complex of approximately $375,000 as prepaid rent. The difference between the net present value of the rent and the cost of the land was recorded as deferred profit and recognized over the lease term.

     Additionally during 1998, Scafholding advanced the Company $200,000 against future administrative fees due the Company for selling lots owned by Scafholding. The Company recorded this advance as a deposit. In the years ended December 31, 2000, 1999 and 1998, the Company earned $38,520, $74,240 and
$27,780, respectively, in fees for sold lots.

     Homesite  sales  contracts  provide  for the return of all  monies  paid in
(including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto.

     Prior to 1999, the Company's continuing liquidity problems precluded the timely payment of the full amount of certain real estate taxes. In 1999, delinquent as well as current real estate taxes for all properties in the Company's saleable inventory were paid. On properties where customers have contractually assumed the obligation to pay real estate taxes, monies received from customers for payment of such taxes are deposited into a tax escrow maintained by the Company until paid.

     In addition to the matters discussed above, the Company is a party to other litigation relating to the conduct of its business which is routine in nature and, in the opinion of management, should have no material effect upon the Company's operation.

9.   Common Stock and Earnings Per Share Information

     Net income (loss) per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No.128). SFAS No. 128 requires net income (loss) per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

     The net earnings (loss) for 2000, 1999 and 1998 were $(1,042,000), $(367,000) and $ (2,591,000) , respectively. The average number of shares of common stock and common stock equivalents used to calculate basic earnings
(loss) per share in 2000, 1999 and 1998 was 13,544,277.

10.  Subsequent Events

     Between January 1, 2001 and February 18, 2001, Swan loaned the Company $1,100,000 under similar terms as described in Note 5. These funds were used to meet the Company's current working capital requirements.

     In January and February 2001, the Company transferred contracts receivable with a face value of $316,000 to Scafholding and contracts receivable with a face value of $1,096,000 to Swan under the terms described in Note 5.

ITEM 9.

                         INDEPENDENT PUBLIC ACCOUNTANTS


Audit Fees

     The Company paid audit and review fees to James Moore & Co. P.L. totalling $65,800 for the year ended December 31, 2000.

Financial Information Systems and Implementation Fees

     The Company did not incur and fees or costs associated with financial information systems or implementation fees.

All Other Fees

     The Company paid fees to James Moore & Co. P.L. for preparation of tax related documentation in the amount of $13,375 for the year ended December 31, 2000.

                 SUPPLEMENTAL UNAUDITED QUARTERLY FINANCIAL DATA
                    (in thousands, except per share amounts)



                             (Loss)
                             From
                             Operations
                             Before        (Loss)         Net
                             Income        From           Income
               Revenues      Taxes         Operations     (Loss)
               --------      ----------    -----------    ----------

2000
  First....    $ 2,087       $   (402)     $   (402)      $   (402)
  Second...    $ 2,503       $    (69)     $    (69)      $    (69)
  Third....    $ 2,794       $     69      $     69       $     69
  Fourth...    $ 2,233       $   (640)     $   (640)      $   (640)
               -------       ---------     --------       --------
Total......    $ 9,617       $ (1,042)     $ (1,042)      $ (1,042)
               =======       ========      ========       ========

1999
  First.....   $ 2,184       $   (297)     $   (297)     $   (297)
  Second....     2,277           (222)         (222)         (222)
  Third.....     2,046           (280)         (280)         (280)
  Fourth....     2,330            432           432           432
               -------        -------      --------      --------
Total.......   $ 8,837        $  (367)     $   (367)     $   (367)
               =======        =======      ========      ========

1998
  First....    $ 1,379        $  (621)     $   (621)     $   (621)
  Second...      1,946           (304)         (304)         (304)
  Third....      1,338         (1,269)       (1,269)       (1,269)
  Fourth...      1,825           (397)         (397)         (397)
               -------        --------      --------     --------
Total......    $ 6,488        $(2,591)     $ (2,591)     $ (2,591)
               =======        =======      ========      ========




Earnings (Loss) Per Share(a)
                                                                      Net Income
                                                        Operations    (Loss)
                                                        ----------    ----------
2000
               First...............................       $  (.03)    $   (.03)
               Second..............................          (.01)        (.01)
               Third...............................           .01          .01
               Fourth..............................          (.05)        (.05)
                                                          -------     --------
Total..............................................       $  (.08)    $   (.08)
                                                          =======     ========

1999
               First...............................       $  (.02)    $   (.02)
               Second..............................          (.02)        (.02)
               Third...............................          (.02)        (.02)
               Fourth..............................           .03          .03
                                                          -------     --------
Total..............................................       $  (.03)    $   (.03)
                                                          =======     ========

1998
               First...............................       $  (.05)    $   (.05)
               Second..............................          (.02)        (.02)
               Third...............................          (.09)        (.09)
               Fourth..............................          (.03)        (.03)
                                                          -------     --------
Total..............................................       $  (.19)    $   (.19)
                                                          =======     ========

ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.   Financial Statements

     See Item 8, Index to  Consolidated  Financial  Statements and  Supplemental
Data.


(a)  2.   Financial Statement Schedules

                                                                          Page
     Independent Auditors' Report..................                        39

     Schedule VIII - Valuation and qualifying accounts
                     for the three years ended
                     December 31, 2000.............                        40

     All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto or the 2001 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, incorporated herein by reference.


(a)  3.   Exhibits

     See the Exhibit Index included herewith.

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the year ended December 31, 2000.

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THE DELTONA CORPORATION:


     We have audited the consolidated financial statements of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 and have issued our reports thereon dated February 18, 2001 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's ability to continue as a going concern), included elsewhere in this Annual Report on Form 10-K. Our audit also included the financial statement schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




JAMES MOORE & COMPANY P.L.
Certified Public Accountants
Gainesville, Florida
February 18, 2001


                                                                                            SCHEDULE VIII

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                                 Additions
                                                                                 Charged to
Those Valuation and Qualifying Accounts                Balance at  Revenues,     Deductions     Balance at
Which are Deducted in the Balance Sheet                Beginning   Costs, and    from           End of
  from the Assets to Which They Apply                  of Period   Expenses      Reserves       Period
---------------------------------------                ----------  -----------   ----------     ----------

Year ended December 31, 2000


  Allowance for uncollectible contracts(a) .........   $  606      $ 1,641        $  1,956       $  291
                                                       ======      =======        ========       ======

  Unamortized contract valuation discount(b)........   $  293      $   267        $    296       $  264
                                                       ======      =======        ========       ======

Year ended December 31, 1999


  Allowance for uncollectible contracts(a) .........   $  945      $   322        $    661       $  606
                                                       ======      =======        ========       ======

  Unamortized contract valuation discount(b)........   $  401      $   172        $    280       $  293
                                                       ======      =======        ========       ======


Year ended December 31, 1998

  Allowance for uncollectible contracts(a) .........   $1,150      $   840        $  1,045       $  945
                                                       ======      =======        ========       ======

  Unamortized contract valuation discount(b)........   $  508      $   237        $    344       $  401
                                                       ======      =======        ========       ======





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

THE DELTONA CORPORATION
  (Company)


By:/s/ Donald O. McNelley                           DATE:         March 16, 2001
   ----------------------
   Donald O. McNelley, Treasurer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.



  /s/  Antony Gram
------------------------------------------------
Antony Gram, Chairman of the Board of Directors,
        Chief Executive Officer and President

  /s/ Christel DeWilde
------------------------------------------------
      Christel DeWilde, Director

  /s/George W. Fischer
------------------------------------------------
        George W. Fischer, Director

 /s/Rudy Gram
------------------------------------------------
        Rudy Gram, Director

 /s/Thomas B. McNeill
------------------------------------------------
        Thomas B. McNeill, Director              DATE:            March 16, 2001