Form 10-Q
period 2001-03-31
DELTONA CORP
filed 2001-05-14
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------
                                    FORM 10-Q
                                    ---------
(Mark One)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ending March 31, 2001
                                 ---------------

                                       OR

   ___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from ______ to _____
                          Commission file number 1-4719
                                                 ------
                             THE DELTONA CORPORATION
             -------------------------------------------------------
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
                                                   -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of March 31, 2001.

                          PART I- FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                 ($000 Omitted)

                                                              March 31,         December 31,
                                                                2001               2000
                                                              ---------         ------------
                             ASSETS
                             ------

Cash and cash equivalents, including escrow deposits
 and restricted cash of $514 in 2001 and $587 in 2000...      $     551         $     548
                                                              ---------         ---------
Contracts receivable for land sales - net ..............          1,246             1,554
                                                              ---------         ---------
Mortgages and other receivables - net ..................             82               140
                                                              ---------         ---------

Inventories (b):
 Land and land improvements ............................          8,325             8,375
 Homes under construction ..............................          1,863             1,361
                                                              ---------         ---------
       Total inventories ...............................         10,188             9,736
                                                              ---------         ---------

Property, plant, and equipment at cost - net ...........            439               455
Prepaid expenses and other .............................          1,183             1,403
                                                              ---------         ---------
       Total ...........................................      $  13,785         $  13,968
                                                              =========         =========



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

Mortgages and similar debt(c):
 Mortgage notes payable ................................      $   5,100         $   5,400
 Other loans ...........................................          6,595             5,572
                                                              ---------         ---------
   Total mortgages and similar debt ....................         11,695            10,972
Accounts payable, accrued expenses,
 customers' deposits ...................................          6,185             6,490
Deferred revenue .......................................          4,626             5,345
                                                              ---------         ---------
Total liabilities ......................................         22,506            22,807
                                                              ---------         ---------

Commitments and contingencies (d):

Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 13,544,277 shares
  (excluding 12,228 shares held in treasury ............         13,544            13,544
 Capital surplus .......................................         52,327            52,270
 Accumulated deficit ...................................        (74,592)          (74,653)
                                                              ---------         ---------
       Total stockholders' (deficiency) ................         (8,721)           (8,839)
                                                              ---------         ---------
              Total ....................................      $  13,785         $  13,968
                                                              =========         =========

See accompanying notes.

                                        2


                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                            FOR THE PERIODS INDICATED
                     ($000 Omitted Except Per Share Amounts)

                                                                  Three Months Ended
                                                              ---------------------------
                                                              March 31,         March 31,
                                                                2001              2000
                                                              ---------         ---------
Revenues (a):
 Net land sales.........................................      $   1,894         $   1,168
 House and apartment sales..............................            981               593
 Recognized improvement revenue /
  prior period sales....................................             29                49
 Gain on Recovery of Bad Debt...........................            178                 0
 Interest income........................................            174                85
 Other revenues.........................................            151               192
                                                              ---------         ---------
     Total..............................................          3,407             2,087
                                                              ---------         ---------

Costs and expenses (a):
 Cost of sales and improvements.........................          1,333               882
 Selling, general and administrative
  and other expenses....................................          1,737             1,353
 Interest expense (c)(e)................................            276               254
                                                              ---------         ---------
     Total..............................................          3,346             2,489
                                                              ---------         ----------
Net Income (Loss).......................................      $      61         $    (402)
                                                              =========         =========

Net Income (Loss) per common share......................      $     .01         $    (.03)
                                                              =========         =========

Number of common and common equivalent shares...........      13,544,277        13,544,277
                                                              ==========        ==========

See accompanying notes.




                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                        MARCH 31, 2001 AND MARCH 31, 2000
                                 ($000 Omitted)

                                                                Three Months Ended
                                                              ---------------------------
                                                              March 31,         March 31,
                                                                2001              2000
                                                              ---------         ---------

Cash flows from operating activities....................      $  (1,783)        $  (1,705)
                                                              ---------         ---------

Cash flows from investing activities....................              0                 0
                                                              ---------         ---------

Cash flows from financing activities:
  New borrowings........................................          1,750             1,708
                                                              ---------         ---------

Net increase (decrease) in cash and cash equivalents
 (including escrow deposits and restricted cash)........            (33)                3

Cash and cash equivalents beginning of period...........            680               548
                                                             ----------         ---------

Cash and cash equivalents end of period.................     $      647         $     551
                                                             ===========        =========



See accompanying notes.




                    THE DELTONA CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                        MARCH 31, 2001 AND MARCH 31, 2000
                                 ($000 Omitted)


                                                                Three Months Ended
                                                              ---------------------------
                                                              March 31,         March 31,
                                                                2001              2000
                                                              ---------         ---------

 Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

  Net income (loss).....................................      $      61         $    (402)
                                                              ---------         ---------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation and amortization.........................             16                12
  Provision for estimated uncollectible sales-net.......            670               306
  Contract valuation discount, net of amortization......            (79)               38
  Imputed interest on debt with related party...........             56               110
  Net change in assets and liabilities..................         (2,507)           (1,769)
                                                              ---------         ---------
       Total adjustments................................      $  (1,844)        $  (1,303)
                                                              ---------         ---------
  Net cash provided by (used in) operating activities...      $  (1,783)        $  (1,705)
                                                              =========         =========

Supplemental disclosure of non cash investing and financing activities:

Reduction of debt as a result of the conveyance
      of contracts receivable..........................       $   1,027         $     784
                                                              =========         =========

See accompanying notes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                                 MARCH 31, 2001
                                 --------------

THE INFORMATION PRESENTED HEREIN AS OF MARCH 31, 2001 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 IS UNAUDITED.

(a)  BASIS OF PRESENTATION

     The condensed unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Commission rules and regulations. The information furnished reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

     Certain amounts have been reclassified for comparative purposes.

     The accompanying financial statements of The Deltona Corporation and subsidiaries ("The Company") have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations resulting in a stockholders' deficiency as of March 31, 2001. The Company has been dependant on its ability to obtain financing from related companies to meet its cash requirements. There can be no guarantee that the Company will be able to obtain sufficient financing in the future or that related parties will continue to make loans to the Company. The consolidated financial statements do not include any adjustments relating to the recoverability of asset amounts or the amount of liabilities should the Company be unable to continue as a going concern.

(b)  INVENTORIES

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):

                              Land and Improvements
                              ---------------------
                                                  March 31,         December 31,
                                                    2001               2000
                                                  ---------         ------------
          Unimproved land....................     $    420          $    420
          Land in various stages of
            development......................        2,778             2,316
          Fully improved land................        5,127             5,639
                                                  --------          --------
                 Total.......................     $  8,325          $  8,375
                                                  ========          ========
(c)  MORTGAGES AND SIMILAR DEBT

     The following table presents information with respect to mortgages and similar debt (in thousands):

                                                 March 31,          December 31,
                                                    2001                2000
                                                 ---------          ------------
          Mortgage Notes Payable ............    $   5,100          $   5,400
          Other Loans........................        6,595              5,572
                                                 ---------          ---------
                 Total mortgages and
                   similar debt..............    $  11,695          $  10,972
                                                 =========          =========

     Included in Mortgage Notes Payable is the Yasawa loan ($5,100,000 at March 31, 2001); included in Other Loans is the Swan loan ($6,595,000 as of March 31, 2001).

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

     As of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding. The Company's outstanding debt to Yasawa as of March 31, 2001 was $5,100,000. The terms of repayment of the restructured Yasawa loan provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate, effective January 1, 1999, of 6% per annum in cash or with contracts receivable at 65% of face value. The interest rate was again changed effective January 1, 2001 to the prime rate of 9.5%, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. Yasawa and Scafholding did not require the Company to make interest payments for the period September 1, 1998 to March 31, 2001. As of March 31, 2001, the total amount of interest accrued is approximately $1,181,000.

     From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $6,595,000 as of March 31, 2001. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There is no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest was 6% per annum on the outstanding balance of the advance. The interest rate was changed effective January 1, 2001 to the prime rate of 9.5%, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. As of March 31, 2001, the total amount of interest accrued is approximately $367,000.

     During the period of time which the interest rate was at 6%, the Company recorded interest expense on all outstanding debt balances to Yasawa and Swan at 8%, the Company's incremental borrowing rate. Effective January 1, 2001, the Company's incremental borrowing rate is adjusted semi-annually to equal the prime rate. The difference between interest calculated at the Company's incremental borrowing rate and the amount accrued under the terms of the respective notes was recorded as capital contribution increase to capital surplus.

(d)  COMMITMENTS AND CONTINGENCIES

     Homesite sales contracts provide for the return of all monies paid in (including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto.

(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Interest expense was $276,000 and $254,000 for the three months ended March 31, 2001 and March 31, 2000, respectively. Interest in the amount of $99,000 was capitalized for the three months ended March 31, 2001. No interest was capitalized for the three months ending March 31, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

For the three months ended March 31, 2001 and March 31, 2000.

Revenues

Total revenues were $3,407,000 for the first three months of 2001 compared to $2,087,000 for the comparable 2000 period.

Gross land sales were $2,515,000 for the first three months of 2001 versus $1,532,000 for the comparable 2000 period. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $1,894,000 the first three months of 2001 from $1,168,000 for the first three months of 2000. The increase in sales reflects higher sales by the Company's independent dealers.

Housing revenues were $981,000 for the first three months of 2001 versus $593,000 for the comparable 2000 period. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues increased as of result of higher sales by the Company's independent dealer network. The backlog of houses under contract was $2,389,000 and $981,000 as of March 31, 2001 and March 31, 2000, respectively.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                                                    Three Months Ended
                                                ---------------------------
                                                March 31,         March 31,
                                                  2001              2000
                                                ---------         ---------
               Gross Land Sales:
               Retail Sales*                    $   2,515         $   1,532

               Housing Sales:                         981               593
                                                ---------         ---------
                   Total Real Estate            $   3,496         $   2,125
                                                =========         =========

---------------------

* New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the three months ended March 31, 2001 and March 31, 2000 were $2,395,000 and $1,499,000, respectively. The Company had a backlog of approximately $3,653,000 in unrecognized sales as of March 31, 2001. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $29,000 for the first three months of 2001 versus $49,000 for the comparable 2000 period.

Interest income was $174,000 for the first three months of 2001 versus $85,000 for the comparable period in 2000. The increase is the result of a favorable adjustment to the valuation allowance as a result of the cancellation of a large contract receivable in the first quarter of 2001.

Other revenues were $151,000 for the three months of 2001 versus $192,000 for the comparable period in 2000. Other revenues are principally generated by the Company's title insurance and real estate brokerage subsidiaries.

Costs and Expenses
------------------

Costs and expenses were $3,346,000 for the first three months of 2001 versus $2,489,000 for the comparable period in 2000.

Cost of sales were $1,333,000 for the first three months of 2001, versus $882,000 for the comparable period in 2000.

Commissions, advertising and other selling expenses totaled $1,211,000 for the three months of 2001 versus $845,000 for the comparable period in 2000. Higher retail land sales resulted in increased commission expense. Other selling expenses increased to $276,000 for the first three months of 2001 versus $258,000 for the comparable period in 2000 as a result of increased jobsite expenses. Advertising and promotional expenses decreased to $88,000 for the first three months of 2001 versus $120,000 for the comparable period in 2000.

General and administrative  expenses were $381,000 for the first three months of
2001  versus   $363,000  for  the  comparable   period  in  2000.   General  and
administrative expenses increased primarily due to increased overhead expenses.

Real estate tax expenses were $144,000 for the first three months of 2000 and 2001.

Interest expense was $276,000 for the first three months of 2001 versus $254,000 for the comparable period in 2000. The increase in interest expense is a result of higher debt balances accruing interest at a higher interest rate.

Net Income (Loss)
-----------------

The Company reported net income of $61,000 for the first three months of 2001 versus a net loss of $(402,000) for the comparable period in 2000.

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

The implementation of the Florida Growth Management Act of 1985 (the "Act") precludes the issuance of development orders or permits if public facilities such as transportation, water and sewer services will not be available concurrent with development. Development orders have been issued for, and development has commenced in, the Company's existing communities (with development being completed in certain of these communities). Thus, the Company's communities are less likely to be affected by the new growth management policies than future communities. Any future communities developed by the Company will be strongly impacted by new growth management policies. Since the Act and its implications are consistently being re- examined by the State, together with local governments and various state and local governmental agencies, the Company cannot further predict the timing or the effect of new growth management policies, but anticipates that such policies may increase the Company's permitting and development costs.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     MORTGAGES AND SIMILAR DEBT

From June 19, 1992 through March 1999, the Company had entered into loan agreements with Selex International B.V., a Netherlands corporation ("Selex"), Yasawa Holdings, N.V., a Netherlands Antilles Corporation ("Yasawa"), Swan Development Corporation ("Swan") and related parties, including Scafholding B.V. ("Scafholding"). Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa, Swan and their affiliates in order to meet its working capital requirements.

As of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding. The Company's outstanding debt to Yasawa as of March 31, 2001 was $5,100,000. The terms of repayment of the restructured Yasawa loan provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate, effective January 1, 1999, of 6% per annum in cash or with contracts receivable at 65% of face value. The interest rate was again changed effective January 1, 2001 to the prime rate of 9.5%, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. Yasawa and Scafholding did not require the Company to make interest payments for the period September 1, 1998 to March 31, 2001. As of March 31, 2001, the total amount of interest accrued is approximately $1,181,000.

From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $6,595,000 as of March 31, 2001. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There is no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest was 6% per annum on the outstanding balance of the advance. The interest rate was changed effective January 1, 2001 to the prime rate of 9.5%, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. As of March 31, 2001, the total amount of interest accrued is approximately $367,000.

The following table presents information with respect to mortgages and similar debt (in thousands):
                                                 March 31,         December 31,
                                                    2001               2000
                                                 ---------         ------------
   Mortgage Notes Payable ................       $   5,100         $   5,400
   Other Loans............................           6,595             5,572
                                                 ---------         ---------
      Total mortgages and similar debt....       $  11,695         $  10,972
                                                 =========         =========
---------------

     Included in Mortgage Notes Payable is the Yasawa loan ($5,100,000 at March 31, 2001); included in Other Loans is the Swan loan ($6,595,000 as of March 31, 2001).

     CONTRACTS AND MORTGAGES RECEIVABLE SALES

In 1990 and 1992, the Company sold contracts and mortgages receivable to unrelated third parties. These transactions, among other things, require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,361,000 as of March 31, 2001). The Company has fully reserved for the estimated future cancellations of these contracts based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. The Company did not replace any delinquent receivables in 2000 or 2001. As of March 31, 2001 and December 31, 2000, $1,206,000 and
$1,210,000 in receivables were delinquent, respectively.

Since 1997, the Company sold contracts and mortgages receivable to related third parties, Scafholding and Swan. These transactions, among other things, require that the Company replace any receivable that becomes eligible to be cancelled. Such requirement is satisfied monthly from contracts in the Company's receivable portfolio not otherwise secured to unrelated third parties. The Company has fully reserved for the estimated future cancellations of these contracts based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate.

The Company was the guarantor of approximately $16,712,000 of contracts receivable sold or transferred as of March 31, 2001, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which approximately $2,946,000 remains at March 31, 2001. The Company has been in compliance with all receivable transactions since the consummation of receivable sales.

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



                                           THE DELTONA CORPORATION



Date: May 14, 2001                         By: /s/John Battle
      ------------                             -------------------------
                                               John  Battle
                                               Treasurer
                                               (Principal Financial Officer)
                                       13