Form 10-Q/A
period 2001-03-31
DELTONA CORP
filed 2001-06-07
CIK 27984

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
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                 ($000 Omitted)

                                                              March 31,         December 31,
                                                                2001               2000
                                                              ---------         ------------
                             ASSETS
                             ------

Cash and cash equivalents, including escrow deposits
 and restricted cash of $514 in 2001 and $587 in 2000...      $     647         $     680
                                                              ---------         ---------
Contracts receivable for land sales - net ..............          1,246             1,554
                                                              ---------         ---------
Mortgages and other receivables - net ..................             82               140
                                                              ---------         ---------

Inventories (b):
 Land and land improvements ............................          8,325             8,375
 Homes under construction ..............................          1,863             1,361
                                                              ---------         ---------
       Total inventories ...............................         10,188             9,736
                                                              ---------         ---------

Property, plant, and equipment at cost - net ...........            439               455
Prepaid expenses and other .............................          1,183             1,403
                                                              ---------         ---------
       Total ...........................................      $  13,785         $  13,968
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