Form 10-Q
period 2001-06-30
DELTONA CORP
filed 2001-07-27
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ending June 30, 2001
                                 --------------

                                       OR

   ___       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to _________
                          Commission file number 1-4719

                             THE DELTONA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                            59-0997584
-------------------------------------------------------------------------------
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

8014 SW 135 STREET ROAD, OCALA, FLORIDA                        34473
-------------------------------------------------------------------------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code        (352)307-8100
                                                   ----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of June 30, 2001.

                          PART I- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                 -----------------------------------------------
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                       -----------------------------------
                                 ($000 Omitted)

                                                          June 30,  December 31,
                                                            2001        2000
                                                          --------  ------------
ASSETS

Cash and cash equivalents, including escrow deposits
 and restricted cash of $474 in 2001 and $587 in 2000...  $    786  $     680
                                                          --------  ---------
Contracts receivable for land sales - net...............       978      1,554
                                                          --------  ---------
Mortgages and other receivables - net...................       149        140
                                                          --------  ---------

Inventories (b):
 Land and land improvements.............................     8,226      8,375
 Homes under construction...............................     1,486      1,361
                                                          --------  ---------
               Total inventories........................     9,712      9,736
                                                          --------  ---------

Property, plant, and equipment at cost - net............       473        455
Prepaid expenses and other..............................     1,158      1,403
                                                          --------  ---------
       Total............................................  $ 13,256  $  13,968
                                                          ========  =========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


Mortgages and similar debt(c):
 Mortgage notes payable.................................  $  4,800  $   5,400
 Other loans ...........................................     6,244      5,572
                                                          --------  ---------
   Total mortgages and similar debt.....................    11,044     10,972

Accounts payable, accrued expenses,
 customers' deposits....................................     6,131      6,490
Deferred revenue........................................     4,852      5,345
                                                          --------  ---------
Total liabilities.......................................    22,027     22,807
                                                          --------  ---------

Commitments and contingencies (d):

Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 13,544,277 shares
  (excluding 12,228 shares held in treasury.............    13,544     13,544
 Capital surplus........................................    52,384     52,270
 Accumulated deficit....................................   (74,699)   (74,653)
                                                          --------  ---------
               Total stockholders' (deficiency).........    (8,771)    (8,839)
                                                          --------  ---------
                             Total......................  $ 13,256  $  13,968
                                                          ========  =========



See accompanying notes.



                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
            ---------------------------------------------------------
                            FOR THE PERIODS INDICATED
                            -------------------------
                     ($000 Omitted Except Per Share Amounts)

                                          Six Months Ended             Three Months Ended
                                     ---------------------------    ---------------------------
                                       June 30,       June 30,        June 30,       June 30,
                                         2001           2000            2001           2000
                                     ------------   ------------    ------------   ------------
Revenues (a):
 Net land sales ..................   $      4,092   $      2,862    $      2,198   $      1,693
 House and apartment sales .......          1,941          1,130             959            538
 Recognized improvement revenue /
  prior period sales .............             42            140              12             91
 Gain on recovery of bad debt.....            178              0               0              0
 Interest income .................            230            169              56             84
 Other revenues ..................            419            289             270             97
                                     ------------   ------------    ------------   ------------
     Total .......................          6,902          4,590           3,495          2,503
                                     ------------   ------------    ------------   ------------

Costs and expenses (a):
 Cost of sales and improvements ..          2,744          1,779           1,411            897
 Selling, general, administrative
  and other expenses .............          3,512          2,823           1,775          1,470
 Interest expense (c)(e) .........            540            459             265            205
                                     ------------   ------------    ------------   ------------
     Total .......................          6,796          5,061           3,451          2,572
                                     ------------   ------------    ------------   ------------

Net Income (Loss) ................   $        106   $       (471)   $         44   $        (69)
                                     ============   ============    ============   ============

Net Income (Loss) per common share   $        .01   $       (.03)   $        .01   $       (.01)
                                     ============   ============    ============   ============

Number of common and common
 equivalent shares ...............     13,544,277     13,544,277      13,544,277     13,544,277
                                     ============   ============    ============   ============



See accompanying notes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE SIX MONTHS ENDED
                            ------------------------
                         JUNE 30, 2001 AND JUNE 30, 2000
                         -------------------------------
                                 ($000 Omitted)


                                                         Six  Months Ended
                                                        -------------------
                                                        June 30,   June 30,
                                                          2001       2000
                                                        --------   --------

Cash flows from operating activities ................   $(3,086)   $(2,758)
                                                        -------    -------

Cash flows from investing activities:
 Payment for acquisition and construction of property,
  plant and equipment ...............................       (47)        (1)
                                                        -------    -------
Net cash provided by (used in) investing activities .       (47)        (1)
                                                        -------    -------

Cash flows from financing activities:
  New borrowings ....................................     3,239      2,808
                                                        -------    -------
Net cash provided by (used in) financing activities .     3,239      2,808
                                                        -------    -------

Net increase (decrease) in cash and cash equivalents
 (including escrow deposits and restricted cash) ....       106         49

Cash and cash equivalents beginning of period .......       680        548
                                                        -------    -------

Cash and cash equivalents end of period .............   $   786    $   597
                                                        =======    =======



See accompanying notes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                           FOR THE SIX MONTHS ENDED
                           ------------------------
                       JUNE 30, 2001 AND JUNE 30, 2000
                       -------------------------------
                                 ($000 Omitted)

                                                             Six Months Ended
                                                             ----------------
                                                          June 30,      June 30,
                                                            2001          2000
                                                          --------     ---------

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

  Net income (loss).....................................  $    106     $   (471)
                                                          --------     --------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation and amortization.........................        30           25
  Provision for estimated uncollectible sales-net.......     1,247          499
  Contract valuation discount, net of amortization......       (48)          97
  Imputed Interest on debt with related party...........       113          190
  Net change in assets and liabilities..................    (4,534)      (3,098)
                                                          --------     --------
               Total adjustments........................  $ (3,159)   $  (2,287)
                                                          --------    ---------

  Net cash provided by (used in) operating activities...  $ (3,086)   $  (2,758)
                                                          ========    =========

  Supplemental disclosure of non cash investing
               and financing activities:

  Reduction of debt as a result of the conveyance
               of contracts receivable..................  $  3,167     $  2,356
                                                          ========     ========



See accompanying notes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                                  June 30, 2001
                                  -------------

THE INFORMATION PRESENTED HEREIN AS OF JUNE 30,2001 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 IS UNAUDITED.

(a)  BASIS OF PRESENTATION

     The condensed unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Commission rules and regulations. The information furnished reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

     Certain amounts have been reclassified for comparative purposes.

     The accompanying financial statements of The Deltona Corporation and subsidiaries ("The Company") have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations resulting in a stockholders' deficiency as of June 30, 2001. The Company has been dependant on its ability to obtain financing from related companies to meet its cash requirements. There can be no guarantee that the Company will be able to obtain sufficient financing in the future or that related parties will continue to make loans to the Company. The consolidated financial statements do not include any adjustments relating to the recoverability of asset amounts or the amount of liabilities should the Company be unable to continue as a going concern.

(b)  INVENTORIES

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):

                              Land and Improvements
                              ---------------------
                                                      June 30,     December 31,
                                                        2001          2000
                                                      --------     ------------
        Unimproved land.............................  $    420     $    420
        Land in various stages of development.......     1,770        2,316
        Fully improved land.........................     6,036        5,639
                                                      --------     --------
              Total.................................  $  8,226     $  8,375
                                                      ========     ========
(c)  MORTGAGES AND SIMILAR DEBT

     The following table presents information with respect to mortgages and similar debt (in thousands):
                                                      June 30,     December 31,
                                                        2001          2000
                                                      --------     ------------
        Mortgage Notes Payable ...................... $  4,800     $   5,400
        Other Loans..................................    6,244         5,572
                                                      --------     ---------
              Total mortgages and similar debt....... $ 11,044     $  10,972
                                                      ========     =========

     Included in Mortgage Notes Payable is the Yasawa loan ($4,800,000 at June 30, 2001); included in Other Loans is the Swan loan ($6,244,000 of June 30,
     2001).

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

     As of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding. The Company's outstanding debt to Yasawa as of June 30, 2001 was $4,800,000. The terms of repayment of the restructured Yasawa loan provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate, effective January 1, 1999, of 6% per annum in cash or with contracts receivable at 65% of face value. The interest rate was again changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. Yasawa and Scafholding did not require the Company to make interest payments for the period September 1, 1998 to June 30, 2001. As of June 30, 2001, the total amount of interest accrued is approximately $1,296,000.

     From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $6,244,000 as of June 30, 2001. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There is no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest was 6% per annum on the outstanding balance of the advance. The interest rate was changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. As of June 30, 2001, the total amount of interest accrued is approximately $461,000.

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

(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $639,000 and $506,000 for the six months ended June 30, 2001 and June 30, 2000, respectively, interest in the amount of $99,000 and $47,000 was capitalized for the six months ended June 30, 2001 and 2000, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
For the six months ended June 30, 2001 and June 30, 2000.

Revenues
--------

Total revenues were $6,902,000 for the first six months of 2001 ($3,495,000 for the quarter ending June 30, 2001) compared to $4,590,000 for the comparable 2000 period ($2,503,000 for the quarter ending June 30,2000).

Gross land sales were $5,453,000 for the first six months of 2001($2,937,000 for the quarter ending June 30, 2001) compared to $3,497,000 for the first six months of 2000 ($1,965,000 for the quarter ending June 30, 2000). Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $4,092,000 the first six months of 2001($2,198,000 for the quarter ending June 30, 2001) compared to $2,862,000 for the first six months of 2000 ($1,693,000 for the quarter ending June 30, 2000). The increase in sales reflects higher sales by the Company's independent dealers.

Housing revenues were $1,941,000 for the first six months of 2001 versus $1,130,000 for the comparable 2000 period. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues increased as of result of higher sales by the Company's independent dealer network. The backlog of houses under contract was $2,501,000 as of July 17, 2001. The backlog of houses under contract was $1,989,000 and $5,613,000 as of June 30, 2001 and June 30, 2000, respectively.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                              Six Months Ended       Three Months Ended
                            --------------------   ----------------------
                            June 30,   June 30,    June 30,      June 30,
                              2001       2000        2001          2000
                            --------   --------    --------      --------
        Gross Land Sales:
        Retail Sales*       $ 5,453    $ 3,497     $ 2,937       $ 1,965
                            -------    -------     -------       -------
        Housing Sales:        1,941      1,130         959           538
                            -------    -------     -------       -------
        Total Real Estate   $ 7,394    $ 4,627     $ 3,896       $ 2,503
                            =======    =======     =======       =======
------------------
* New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the six months ended June 30, 2001 and June 30, 2000 were $5,715,000 and $4,470,000, respectively and $3,320,000 and $2,971,000 for the three months ended June 30, 2001 and 2000, respectively. The Company had a backlog of approximately $4,233,000 in unrecognized sales as of June 30, 2000. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $41,000 for the first six months of 2001 ($12,000 for the second quarter of 2001) versus $140,000 for the comparable 2000 period ($91,000 for the second quarter of 2000).

Interest income was $230,000 for the first six months of 2001 ($56,000 for the second quarter of 2001) versus $169,000 for the comparable 2000 period ($84,000 for the second quarter of 2000). The increase is the result of a favorable adjustment to the valuation allowance as a result of the cancellation of a large contract receivable in the first quarter of 2001.

Other revenues were $419,000 for the first six months of 2001 ($270,000 for the second quarter of 2001) versus $289,000 for the comparable 2000 period ($97,000 for the second quarter of 2000). Other revenues are principally generated by the Company's title insurance and real estate brokerage subsidiaries.

Costs and Expenses
------------------

Costs and expenses were $6,796,000 for the first six months of 2001 ($3,451,000 for the second quarter of 2001) versus $5,061,000 for the comparable 2000 period ($2,572,000 for the second quarter of 2000). Cost of sales were $2,744,000 for the first six months of 2001 ($1,411,000 for the second quarter of 2001) versus $1,779,000 for the comparable 2000 period ($897,000 for the second quarter of 2000).

Commissions, advertising and other selling expenses totaled $2,495,000 for the first six months of 2001 ($1,283,000 for the second quarter of 2001) versus $1,852,000 for the comparable 2000 period ($1,005,000 for the second quarter of 2000). Higher retail land sales resulted in increased commission expense. Other selling expenses increased to $630, 000 for the first six months of 2001 ($354,000 for the second quarter of 2001) versus $574,000 for the comparable 2000 period ($315,000 for the second quarter of 2000) as a result of increased jobsite expenses. Advertising and promotional expenses decreased to $135,000 for the first six months of 2001 ($47,000 for the second quarter of 2001) versus $227,000 for the comparable 2000 period ($107,000 for the second quarter of 2000).

General and administrative expenses were $729,000 for the first six months of 2001 ($348,000 for the second quarter of 2001) versus $684,000 for the comparable 2000 period ($321,000 for the second quarter of 2000). General and administrative expenses increased primarily due to increased overhead expenses.

Real estate tax expenses were $288,000 for the first six months of 2001 ($144,000 for the second quarter of 2001) versus $287,000 for the comparable 2000 period ($144,000 for the second quarter of 2000).

Interest expense was $540,000 for the first six months of 2001 ($265,000 for the second quarter of 2001) versus $459,000 ($205,000 for the second quarter of
2000). The increase in interest expense is a result of higher debt balances accruing interest at a higher interest rate.

Net Income (Loss)
-----------------

The Company reported net income of $106,000 for the first six months of 2001 ($44,000 for the second quarter of 2001) versus a net loss of ($471,000) for the comparable 2000 period (a loss of ($69,000) for the second quarter of 2000).


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

As of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding. The Company's outstanding debt to Yasawa as of June 30, 2001 was $4,800,000. The terms of repayment of the restructured Yasawa loan provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate, effective January 1, 1999, of 6% per annum in cash or with contracts receivable at 65% of face value. The interest rate was again changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. Yasawa and Scafholding did not require the Company to make interest payments for the period September 1, 1998 to June 30, 2001. As of June 30, 2001, the total amount of interest accrued is approximately $1,296,000.

From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $6,244,000 as of June 30, 2001. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There is no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest was 6% per annum on the outstanding balance of the advance. The interest rate was changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. As of June 30, 2001, the total amount of interest accrued is approximately $461,000.

The following table presents information with respect to mortgages and similar debt (in thousands):
                                                     June 30,     December 31,
                                                        2001          2000
                                                      --------     ------------
        Mortgage Notes Payable ...................... $  4,800     $   5,400
        Other Loans..................................    6,244         5,572
                                                      --------     ---------
              Total mortgages and similar debt....... $ 11,044     $  10,972
                                                      ========     =========

--------------
        Included in Mortgage Notes Payable is the Yasawa loan ($4,800,000 at June 30, 2001); included in Other Loans is the Swan loan ($6,244,000 as of June 30, 2001).

        CONTRACTS AND MORTGAGES RECEIVABLE SALES

In 1990 and 1992, the Company sold contracts and mortgages receivable to unrelated third parties. These transactions, among other things, require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately
$1,298,000 as of June 30, 2001). The Company has fully reserved for the estimated future cancellations of these contracts based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. The Company did not replace any delinquent receivables in 2000 or 2001. As of June 30, 2001 and December 31, 2000, $1,180,000 and
$1,210,000 of these receivables were delinquent, respectively.

Since 1997, the Company sold contracts and mortgages receivable to related third parties, Scafholding and Swan. These transactions, among other things, require that the Company replace any receivable that becomes eligible to be canceled. Such requirement is satisfied monthly from contracts in the Company's receivable portfolio not otherwise secured to unrelated third parties. The Company has fully reserved for the estimated future cancellations of these contracts based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate.

The Company was the guarantor of approximately $17,780,000 of contracts receivable sold or transferred as of June 30, 2001, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which approximately $2,595,000 remains at June 30, 2001. The Company has been in compliance with all receivable transactions since the consummation of receivable sales.

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



                                                  THE DELTONA CORPORATION



Date: August 8, 2001                          By: /s/John Battle
      --------------                              -----------------------------
                                                  John  Battle
                                                  Treasurer
                                                  (Principal Financial Officer)