Form 10-Q
period 2001-09-30
DELTONA CORP
filed 2001-11-07
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ending September 30, 2001
                                               ------------------

                                       OR

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from _______ to _______

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
                                                   -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of September 30, 2001.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                 -----------------------------------------------
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                    ----------------------------------------
                                 ($000 Omitted)

                                                    September 30,   December 31,
                                                       2001             2000
                                                    -------------   ------------
                                     ASSETS
                                     ------

Cash and cash equivalents, including escrow
  deposits and restricted cash of $513 in 2001
  and $587 in 2000 ..............................   $    994        $    680
                                                    --------        --------
Contracts receivable for land sales - net .......      1,183           1,554
                                                    --------        --------
Mortgages and other receivables - net ...........        146             140
                                                    --------        --------

Inventories (b):
 Land and land improvements .....................      8,135           8,375
 Homes under construction .......................      1,068           1,361
                                                    --------        --------
               Total inventories ................      9,203           9,736
                                                    --------        --------

Property, plant, and equipment at cost - net ....        622             455
Prepaid expenses and other ......................      1,354           1,403
                                                    --------        --------
               Total ............................   $ 13,502        $ 13,968
                                                    ========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Mortgages and similar debt(c):
 Mortgage notes payable .........................   $  4,500        $  5,400
 Other loans ....................................      5,710           5,572
                                                    --------        --------
   Total mortgages and similar debt .............     10,210          10,972

Accounts payable, accrued expenses,
 customers' deposits ............................      6,856           6,490
Deferred revenue ................................      5,101           5,345
                                                    --------        --------
               Total liabilities ................     22,167          22,807
                                                    --------        --------
Commitments and contingencies (d):

Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 13,544,277
  shares (excluding 12,228 shares held in
  treasury ......................................     13,544          13,544
 Capital surplus ................................     52,295          52,270
 Accumulated deficit ............................    (74,504)        (74,653)
                                                    --------        --------
   Total stockholders'(deficiency) ..............     (8,665)         (8,839)
                                                    --------        --------
               Total ............................   $ 13,502        $ 13,968
                                                    ========        ========
See accompanying notes.

                                        2



                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
            ---------------------------------------------------------
                            FOR THE PERIODS INDICATED
                            -------------------------
                     ($000 Omitted Except Per Share Amounts)

                                          Nine Months Ended             Three Months Ended
                                     ----------------------------    ---------------------------
                                     September 30,  September 30,    September 30, September 30,
                                         2001           2000            2001           2000
                                     ------------   ------------    ------------   ------------
Revenues (a):
 Net land sales...................   $      5,909   $      4,345    $      1,816   $      1,483
 House and apartment sales .......          2,821          2,074             881            944
 Recognized improvement revenue /
  prior period sales .............             91            207              50             68
 Gain on recovery of bad debt ....            178              0               0              0
 Interest income .................            300            370              70            201
 Other revenues ..................            632            388             212             98
                                     ------------   ------------    ------------   ------------
     Total .......................          9,931          7,384           3,029          2,794
                                     ------------   ------------    ------------   ------------

Costs and expenses (a):
 Cost of sales and improvements ..          3,975          2,964           1,231          1,185
 Selling, general, administrative
  and other expenses .............          5,129          4,127           1,617          1,304
 Interest expense (c)(e) .........            707            695             166            236
                                     ------------   ------------    ------------   ------------
     Total .......................          9,811          7,786           3,014          2,725
                                     ------------   ------------    ------------   ------------

Net Income (Loss) ................   $        120   $       (402)   $         15   $         69
                                     ============   ============    ============   ============

Net Income (Loss) per common share   $        .01   $       (.03)   $        .01   $        .01
                                     ============   ============    ============   ============

Number of common and common
 equivalent shares ...............     13,544,277     13,544,277      13,544,277     13,544,277
                                     ============   ============    ============   ============



See accompanying notes



                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE NINE MONTHS ENDED
                            -------------------------
                    SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                    -----------------------------------------
                                 ($000 Omitted)


                                                         Nine  Months Ended
                                                   September 30,   September 30,
                                                       2001            2000
                                                   -------------   -------------

Cash flows from operating activities .........     $     (3,224)   $     (3,627)
                                                   ------------    ------------

Cash flows from investing activities:
 Payment for acquisition and construction
  of property, plant and equipment ...........              (62)            (17)
                                                   ------------    ------------
Net cash provided by (used in) investing
  activities .................................              (62)            (17)
                                                   ------------    ------------

Cash flows from financing activities:
  New borrowings .............................            3,600           4,008
                                                   ------------    ------------
Net cash provided by (used in) financing
  activities .................................            3,600           4,008
                                                  -------------    ------------
Net increase (decrease) in cash and cash
 equivalents (including escrow deposits and
 restricted cash) ............................              314             364
Cash and cash equivalents beginning
 of period ...................................              680             548
                                                  -------------   -------------
Cash and cash equivalents end of period ......    $         994   $         912
                                                  =============   =============


See accompanying notes.



                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE NINE MONTHS ENDED
                            -------------------------
                    SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                    -----------------------------------------
                                 ($000 Omitted)


                                                         Nine  Months Ended
                                                   September 30,   September 30,
                                                       2001            2000
                                                   -------------   -------------


Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

  Net income (loss)...........................     $        120    $       (402)
                                                   ------------    ------------
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation and amortization...............               45              37
  Provision for estimated uncollectible
   sales-net..................................            1,751             618
  Contract valuation discount, net of
   amortization...............................              (82)             34
  Imputed Interest on debt with related party.               24             313
  Net change in assets and liabilities........           (5,082)         (4,227)
                                                   ------------    ------------
               Total adjustments..............     $     (3,344)   $     (3,225)
                                                   ------------    ------------

  Net cash provided by (used in) operating
   activities.................................     $     (3,224)   $     (3,627)
                                                   ============    ============

  Supplemental disclosure of non cash investing and financing activities:
    Purchase of equipment with note payable...              127               0
  Reduction of debt as a result of the
    conveyance of contracts receivable........     $      4,486   $       4,084
                                                   ============   =============


See accompanying notes.


                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------

THE INFORMATION PRESENTED HEREIN AS OF SEPTEMBER 30,2001 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED.

(a)  BASIS OF PRESENTATION

     The condensed unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Commission rules and regulations. The information furnished reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

     Certain amounts have been reclassified for comparative purposes.

     The accompanying financial statements of The Deltona Corporation and subsidiaries ("The Company") have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses from operations resulting in a stockholders' deficiency as of September 30, 2001. The Company has been dependant on its ability to obtain financing from related companies to meet its cash requirements. There can be no guarantee that the Company will be able to obtain sufficient financing in the future or that related parties will continue to make loans to the Company. The consolidated financial statements do not include any adjustments relating to the recoverability of asset amounts or the amount of liabilities should the Company be unable to continue as a going concern.

(b)  INVENTORIES

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):

                              Land and Improvements
                              ---------------------
                                                      September 30, December 31,
                                                          2001          2000
                                                      ------------- ------------
       Unimproved land.............................   $    420      $    420
       Land in various stages of development.......      1,143         2,316
       Fully improved land.........................      6,572         5,639
                                                      --------      --------
              Total................................   $  8,135      $  8,375
                                                      ========      ========


(c)  MORTGAGES AND SIMILAR DEBT

     The following table presents information with respect to mortgages and similar debt (in thousands):

                                                      September 30, December 31,
                                                          2001          2000
                                                      ------------- ------------

       Mortgage Notes Payable ......................  $   4,500     $   5,400
       Other Loans..................................      5,710         5,572
                                                      ---------     ---------
              Total mortgages and similar debt......  $  10,210     $  10,972
                                                      =========     =========

     From June 19, 1992 through March 1999, the Company had entered into loan agreements with Selex International B.V., a Netherlands corporation
     ("Selex"), Yasawa Holdings, N.V., a Netherlands Antilles corporation ("Yasawa"), Swan Development Corporation ("Swan") and related parties, including Scafholding B.V. ("Scafholding"). Since December 1992, the Company has been dependent on loans and advances from Selex, Yasawa, Swan and their affiliates in order to meet its working capital requirements.

     Included in Mortgage Notes Payable is the Yasawa loan ($4,500,000 at September 30, 2001); included in Other Loans is the Swan loan ($5,586,000 as of September 30, 2001).

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

     As of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding. The Company's outstanding debt to Yasawa as of September 30, 2001 was $4,500,000. The terms of repayment of the restructured Yasawa loan provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate, effective January 1, 1999, of 6% per annum in cash or with contracts receivable at 65% of face value. The interest rate was again changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. Yasawa and Scafholding did not require the Company to make interest payments for the period September 1, 1998 to September 30, 2001. As of September 30, 2001, the total amount of interest accrued is approximately $1,384,000, which is included in accrued expenses.

     From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,586,000 as of September 30, 2001. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There is no interest for the first nine months after an advance of money is received from Swan by the Company; thereafter the interest was 6% per annum on the outstanding balance of the advance. The interest rate was changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. As of September 30, 2001, the total amount of interest accrued is approximately $522,000, which is included in accrued expenses.

     The Company recorded interest expense on all outstanding debt balances to Yasawa and Swan at the Company's incremental borrowing rate. The difference between interest calculated at the Company's incremental borrowing rate and the amount accrued under the terms of the respective notes was recorded as capital contribution increase to capital surplus. Effective January 1, 2001, the Company's incremental borrowing rate is adjusted semi-annually to equal the prime rate.

(d)  COMMITMENTS AND CONTINGENCIES

     Homesite sales contracts provide for the return of all monies paid in (including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto.

(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Of the total interest cost incurred of $744,000 and $756,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively, interest in the amount of $37,000 and $61,000 was capitalized for the nine months ended September 30, 2001 and 2000, respectively.

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

     In September 2001, the Company entered into a joint venture with Scafholding with each entity owning 50%. The venture is for the purchase and sale of property for profit. The venture agreement provides for financing to be provided by Scafholding and venture management to be provided by the Company. The Company is providing administrative and managerial services to the venture, as well as providing sales and marketing access. The Company will be reimbursed for all commissions and marketing costs plus an administrative fee of 10% of all sales consummated. Interest on outstanding debt from Scafholding financing will accrue at the prime rate plus one percent (1%). Any distribution of net proceeds/profit is based upon ownership interest. The equity method is used for accounting and reporting purposes, as Scafholding has contractual authority over the operations of the venture. Investment in the venture at September 30, 2001 is $24,000 and is included in prepaid expenses and other.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

For the nine months ended September 30, 2001 and September 30, 2000.

Revenues
--------

Total revenues were $9,931,000 for the first nine months of 2001 ($3,029,000 for the quarter ending September 30, 2001) compared to $7,384,000 for the comparable 2000 period ($2,794,000 for the quarter ending September 30,2000).

Gross land sales were $7,758,000 for the first nine months of 2001($2,305,000 for the quarter ending September 30, 2001) compared to $5,184,000 for the first nine months of 2000 ($1,687,000 for the quarter ending September 30, 2000). Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $5,909,000 for the first nine months of 2001($1,816,000 for the quarter ending September 30, 2001) compared to $4,345,000 for the first nine months of 2000 ($1,483,000 for the quarter ending September 30, 2000). The increase in sales reflects higher sales by the Company's independent dealers.

Housing revenues were $2,821,000 for the first nine months of 2001 versus $2,074,000 for the comparable 2000 period. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues increased as of result of higher sales by the Company's independent dealer network. The backlog of houses under contract was $3,019,000 and $6,736,000 as of September 30, 2001 and September 30, 2000, respectively.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                              Nine Months Ended           Three Months Ended
                        ---------------------------- ---------------------------
                        September 30, September 30,  September 30, September 30,
                           2001           2000          2001          2000
                        ------------- -------------  ------------- -------------
Gross Land Sales:
Retail Sales*           $ 7,758       $   5,184      $ 2,305       $ 1,687
                        -------       ---------      -------       -------
Housing Sales:            2,821           2,074          881           944
                        -------       ---------      -------       -------

  Total Real Estate     $10,579       $   7,258      $ 3,186       $ 2,631
                        =======       =========      =======       =======
---------------------

* New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the nine months ended September 30, 2001 and September 30, 2000 were $8,602,000 and $6,715,000, respectively and $2,887,000 and
     $2,775,000 for the three months ended September 30, 2001 and 2000, respectively. The Company had a backlog of approximately $4,396,000 in urecognized sales as of September 30, 2001. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $91,000 for the first nine months of 2001 ($50,000 for the third quarter of 2001) versus $207,000 for the comparable 2000 period ($68,000 for the third quarter of 2000).

Interest income was $300,000 for the first nine months of 2001 ($70,000 for the third quarter of 2001) versus $370,000 for the comparable 2000 period ($201,000 for the third quarter of 2000).

Other revenues were $632,000 for the first nine months of 2001 ($212,000 for the third quarter of 2001) versus $388,000 for the comparable 2000 period ($98,000 for the third quarter of 2000). Other revenues are principally generated by the Company's title insurance and real estate brokerage subsidiaries.

Costs and Expenses
------------------

Costs and expenses were $9,811,000 for the first nine months of 2001 ($3,014,000 for the third quarter of 2001) versus $7,786,000 for the comparable 2000 period ($2,725,000 for the third quarter of 2000). Cost of sales were $3,975,000 for the first nine months of 2001 ($1,231,000 for the third quarter of 2001) versus $2,964,000 for the comparable 2000 period ($1,186,000 for the third quarter of 2000).

Commissions, advertising and other selling expenses totaled $3,637,000 for the first nine months of 2001 ($1,231,000 for the third quarter of 2001) versus $2,709,000 for the comparable 2000 period ($857,000 for the third quarter of 2000). Higher retail land sales resulted in increased commission expense. Other selling expenses increased to $948,000 for the first nine months of 2001 ($318,000 for the third quarter of 2001) versus $906,000 for the comparable 2000 period ($333,000 for the third quarter of 2000) as a result of increased jobsite expenses. Advertising and promotional expenses decreased to $168,000 for the first nine months of 2001 ($33,000 for the third quarter of 2001) versus $280,000 for the comparable 2000 period ($53,000 for the third quarter of 2000).

General and administrative expenses were $1,061,000 for the first nine months of 2001 ($331,000 for the third quarter of 2001) versus $987,000 for the comparable 2000 period ($303,000 for the third quarter of 2000). General and administrative expenses increased primarily due to increased overhead expenses.

Real estate tax expenses were $431,000 for the first nine months of 2001 ($144,000 for the third quarter of 2001) versus $431,000 for the comparable 2000 period ($144,000 for the third quarter of 2000).

Interest expense was $707,000 for the first nine months of 2001 ($166,000 for the third quarter of 2001) versus $695,000 for the comparable 2000 period ($236,000 for the third quarter of 2000). The year to date increase in interest expense is a result of the debt balances accruing interest at a higher interest rate for the first two quarters of the 2001 period. The decrease in the third quarter interest expense is a result of lower interest rates being charged on the debt balance.

Net Income (Loss)
-----------------

The Company reported a profit of $120,000 for the first nine months of 2001 (a profit of $15,000 for the third quarter of 2001) versus a net loss of ($402,000) for the comparable 2000 period (a profit of $69,000 for the third quarter of 2000).

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   MORTGAGES AND SIMILAR DEBT

From September 19, 1992 through March 1999, the Company had entered into loan agreements with Selex International B.V., a Netherlands corporation ("Selex"), Yasawa Holdings, N.V., a Netherlands Antilles Corporation ("Yasawa"), Swan Development Corporation ("Swan") and related parties, including Scafholding B.V. ("Scafholding"). Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa, Swan and their affiliates in order to meet its working capital requirements.

As of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding. The Company's outstanding debt to Yasawa as of September 30, 2001 was $4,500,000. The terms of repayment of the restructured Yasawa loan provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, plus interest payable monthly on the declining balance at the rate, effective January 1, 1999, of 6% per annum in cash or with contracts receivable at 65% of face value. The interest rate was again changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. Yasawa and Scafholding did not require the Company to make interest payments for the period September 1, 1998 to September 30, 2001. As of September 30, 2001, the total amount of interest accrued is approximately $1,384,000, which is included in accrued expenses.

From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,586,000 as of September 30, 2001. The Company signed a promissory note to Swan in March 1999 which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There is no interest for the first nine months after an advance of money is received from Swan by the Company; thereafter the interest was 6% per annum on the outstanding balance of the advance. The interest rate was changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. As of September 30, 2001, the total amount of interest accrued is approximately $522,000, which is included in accrued expenses.

The following table presents information with respect to mortgages and similar debt (in thousands):

                                                      September 30, December 31,
                                                          2001          2000
                                                      ------------- ------------

       Mortgage Notes Payable ......................  $   4,500     $   5,400
       Other Loans..................................      5,710         5,572
                                                      ---------     ---------
              Total mortgages and similar debt......  $  10,210     $  10,972
                                                      =========     =========
-------------

     Included in Mortgage Notes Payable is the Yasawa loan ($4,500,000 at September 30, 2001); included in Other Loans is the Swan loan ($5,586,000 as of September 30, 2001).

   CONTRACTS AND MORTGAGES RECEIVABLE SALES

In 1990 and 1992, the Company sold contracts and mortgages receivable to unrelated third parties. These transactions, among other things, require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,206,000 as of September 30, 2001). The Company has reserved for the estimated future cancellations of these contracts based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. The Company did not replace any delinquent receivables in 2000 or 2001. As of September 30, 2001 and December 31, 2000, $1,124,000 and $1,210,000
of these receivables were delinquent, respectively.

Since 1997, the Company sold contracts and mortgages receivable to related third parties, Scafholding and Swan. These transactions, among other things, require that the Company replace any receivable that becomes eligible to be canceled. Such requirement is satisfied monthly from contracts in the Company's receivable portfolio not otherwise secured to unrelated third parties. The Company has reserved for the estimated future cancellations of these contracts based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate.

The Company was the guarantor of approximately $19,081,000 of contracts receivable sold or transferred as of September 30, 2001, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which approximately $2,733,000 remains at September 30, 2001. The Company has been in compliance with all receivable transactions since the consummation of receivable sales.

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





                                    SIGNATURE
                                    =========


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE DELTONA CORPORATION


Date: October 31,  2001                      By: /s/John Battle
      ------------------                         -------------------------------
                                                 John  Battle
                                                 Treasurer
                                                 (Principal Financial Officer)