Form 10-K
period 2001-12-31
DELTONA CORP
filed 2002-03-26
CIK 27984

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ending December 31, 2001

                                       OR

   (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from _________ to __________


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $946,983(based upon the sales price at which shares were sold on March 14, 2002 ($0.29 per share) multiplied by the 3,265,458 shares of stock owned by non-affiliates, excluding voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

     Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, as of March 14, 2002, excluding 12,228 shares held in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
--------------------------------------------------------------------------------

                             THE DELTONA CORPORATION

                                      INDEX


Form 10-K                                                                Page
 Item No.                       Section Heading in Attached Material     Number
 ----------                     ------------------------------------     ------

PART I
  Items 1 and 2 .........       Business............................     1
                                   General..........................     1
                                   Forward Looking Statements.......     1
                                   Recent Developments..............     2
                                   Real Estate......................     2
                                   Other Businesses.................     8
                                   Employees........................     8
                                   Competition......................     8
                                   Regulation.......................     8
  Item 3 ................        Legal Proceedings..................     11

PART II
  Item 5 ................        Price Range of Common Stock and
                                  Dividends.........................     12
  Item 6 ................        Selected Consolidated Financial
                                  Information ......................     13
  Item 7 ................        Management's Discussion and
                                  Analysis of Financial Condition
                                  and Results of Operations.........     14
  Item 7A................        Disclosures and Market Risk........     21
  Item 8 ................        Index to Consolidated Financial
                                  Statements and Supplemental Data..     23
  Item 9 ................        Independent Public Accountants.....     41

PART III
  Item 10................        Directors and Executive Officers
                                  of the Registrant.................     42
  Item 11................        Executive Compensation.............     45
  Item 12................        Security Ownership of Certain
                                  Beneficial Owners and Management..     47
  Item 13................        Certain Relationships and Related
                                  Transactions......................     49

PART IV
  Item 14 ...............        Exhibits, Financial Statement
                                  Schedules and Reports on Form 8-K.     51

ITEMS 1 AND 2

                                    BUSINESS

General

     The Company was founded in 1962 and is principally engaged in the development and sale of Florida real estate, through the development of planned communities on land acquired for that purpose. The Company offers single-family lots and multi-family and commercial tracts for sale, in communities designed by the Company. The Company is the developer of eleven planned communities in Florida, including TimberWalk, which is located in the western portion of Marion Oaks. Of those eleven planned communities, two are in various stages of development. The Company plans, designs and develops roads, waterways, recreational amenities, grading and drainage systems within these communities. Since 1962, the Company has sold over 157,000 single-family lots and multi-family and commercial tracts in its communities, in addition to over 13,000 single-family homes and over 4,300 multi-family housing units.

     The Company's land holdings in Florida include an inventory of approximately 16,000 unsold platted single-family and multi-family lots and commercial tracts. (Platting is the process of recording, in the public records of the county where the land is located, a map or survey delineating the legal boundaries of the lots and tracts.) See "Real Estate: Land".

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

Forward Looking Statements

     This annual report on Form 10-K of The Deltona Corporation. for the year ended December 31, 2001 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Items 1 and 2, Business, Item 5, Price Range of Common Stock and Dividends, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, contain forward-looking statements. Where, in any forward-looking statement, Deltona expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     All of the above estimates are based on the current expectations of our management team, which may change in the future due to a large number of potential events, including unanticipated future developments.

     The following factors are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: the availability of operating capital, general economic, financial and business conditions;

competition for customers in the single- and multi-family home market; the costs of construction; and changes in and compliance with governmental regulations.

Recent Developments

     On December 13, 2001, the Board of Directors approved a 1 for 500,000 reverse split of the Company's common stock and a related amendment to the Company's Articles of Incorporation reducing the number of authorized shares to
30. Both actions are subject to stockholder approval. The Company has filed a Form 13E(3) and a preliminary proxy statement related to the proposals. The effect of the reverse split will be to reduce the number of the Company's stockholders to two stockholders: Selex International, B.V., a Netherlands corporation ("Selex") and Yasawa Holdings, N.V., a Netherlands Antilles corporation ("Yasawa"). The date of the meeting of stockholders to consider both matters will be determined upon the conclusion of SEC review.

     During 2001, Swan Development Corporation ( "Swan") continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $ 5,929,000 as of December 31, 2001. The Company signed a promissory note to Swan in March 1999, which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There is no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest was 6% per annum on the outstanding balance of the advance. The interest rate was changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt was adjusted to 6.5%, which equals the prime rate as of July 1, 2001. As of December 31, 2001, the total amount of interest accrued is approximately $591,000, which is included in accrued expenses.

     During 2001, the Company entered into a joint venture agreement (the "Venture") with Scafholding, for the purchase of property tax certificates, application of tax deeds, administration and the acquisition and sale of land. The Company provides administrative, managerial, sales and marketing services to the Venture. The Company is reimbursed by the Venture for all commissions and marketing costs plus an administrative fee of 10% of all sales consummated. Scafholding provides financing to the Venture and has loaned the Venture approximately $1,200,000 as of December 31, 2001. There are no capital financing requirements on behalf of the Company due into the Venture.

Real Estate

     The Company is primarily involved with the development and marketing of planned communities in Florida since 1962. The following table sets forth certain information about these communities and other land assets of the Company as of December 31, 2000. For a detailed description of these communities, see "Existing Communities" and "Other Properties".

                              Existing Communities

                                                                    Platted                 Unsold Platted
                           Acreage    Initial            Estimated  Lots & Tracts            Lots & Tracts
                           In         Acquisition Year   Current    in Masterplan  Unimproved           Improved
                           Masterplan Year        Opened Population     (a)         (a) (b)             (a) (b)
                           ---------- ----        ------ ---------- -------------  ----------           ---------

* Deltona Lakes ..........  17,203    1962         1962    75,580     34,964           --                   6
* Marco Island(c) ........   7,844    1964         1965    45,140      8,657           --                   --
* Spring Hill(d) .........  17,240    1966         1967    77,100     32,909           --                   7
* Citrus Springs(e)  .....  15,954    1969         1970     7,170     33,783           --                  11(h)
* St. Augustine Shores....   1,985    1969         1970     7,890      3,130           --                   -(h)
  Sunny Hills (g).........  17,743    1968         1971     1,420     26,251         12,536               685
* Pine Ridge .............   9,994    1969         1972     4,290      4,833           --                   3
  Marion Oaks(e)(f)  .....  14,644    1969         1973     9,296     27,537          2,071(f)          1,024(f)(h)
* Seminole Woods .........   1,554    1969         1979       550        262           --                  --

  There is no unplatted acreage in any community

Joint Venture Community:

* Tierra Verde ...........     666    1976         1977     5,530      1,036           --                  --
                               ---    ----         ----     -----      -----         ------             -----

        Total ............ 104,827                        222,270    173,362         14,607             1,736
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
                                                           ==

---------------
 *        Development completed.

 (a) Excluded from these lots and tracts are approximately 98 improved and 90 unimproved lots and tracts that are required for drainage and cannot be sold, and approximately 172 improved and 338 unimproved lots and tracts that have been removed from sale for encumbrances or additional site development, which can only be sold when these issues are resolved. Also excluded are amenities consisting of 2 administration facility sites, 2 recreational facility sites and 1 unimproved golf course site , as well as approximately 260 tracts reserved for community usage such as for greenbelts, buffer areas, church and school sites.

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

(h) Not included are 574 improved lots deeded to a collateral trustee on behalf of a purchaser of the Company's contract receivables so they may be sold by the Company to create additional receivables for the Company's replacement obligation. These lots are comprised of 482 lots in Citrus Springs, 91 lots in Marion Oaks and 1 lot in St. Augustine Shores.

                                       3

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

     Substantially all of the Company's single-family lot and multi-family and commercial tract sales have been made on an installment basis. Of the over 157,000 lots and tracts sold since the Company's inception, 313 contracts receivable presently exist with respect to lots and tracts with an outstanding balance of approximately $1,115,000 at December 31, 2001, excluding contracts receivable of which the Company is a guarantor. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to Consolidated Financial Statements.

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

     Single-Family Housing

     The Company's homes are designed to fit the needs and wants of a variety of housing customers: models range from 1,692 square feet to 2,895 square feet. From the smallest home to the largest, these homes feature 2 car garages, cathedral ceilings over the main living areas, ceramic tile foyers, plant shelves, large fully equipped kitchens (most with breakfast nooks or good morning rooms), fully enclosed laundry centers, impressive master suites with walk-in closets and large bedrooms. A model center is open at Marion Oaks and a new model center is scheduled to open in Sunny Hills in March 2002. Houses are sold with the lot included in the sales price; however, the Company also offers a "build on your own lot" program for those purchasers who have previously acquired a lot. The FeatherNest Housing Village in Marion Oaks, where the lot is included in the price of the home, is owned by Conquistador Development Corporation and marketed by the Company. All housing sales are made within the local market and through the Company's independent dealer network. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Marketing

     The Company has historically sold land and housing on a national and international basis through independent dealers in the United States, Canada and overseas, as well as through Company-affiliated salespeople. For the year ended December 31, 2001, sales by independent dealers in the United States accounted for approximately 100% (in dollar volume) of new land sales contracts.

     Existing Communities

     Deltona Lakes

     Deltona Lakes is located 26 miles northeast of Orlando, with its popular tourist attractions of Disney World and Sea World, and is bordered on the northwest by Interstate 4. Opened in 1962, Deltona Lakes is now an incorporated city with a population of approximately 75,580. Over 30,000 lots and tracts and over 4,500 single and multi-family housing units have been sold at this community.

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

     Marco Island

     The Company's resort community of Marco Island is located 104 miles west of Miami and approximately 17 miles south of Naples, Florida. Over 8,500 lots and tracts and over 4,200 single and multi-family housing units have been sold in this community. More than 45,140 persons reside at Marco Island, including a population which more than triples during the winter season. It is the largest of Florida's Ten Thousand Islands and is known for its recreational amenities which, in addition to its 3 1/2 mile white sand beach, sport fishing, sailing and shelling, include golf, tennis, swimming and other recreational activities. The island community has several major shopping centers, banks and savings & loan associations, and medical and professional centers.

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

     Spring Hill

     Spring Hill, with an estimated population of over 77,100 is located 45 miles north of Tampa-St. Petersburg. Over 32,000 lots and tracts and over 4,000 single-family homes have been sold in this community. The Company has constructed a recreation complex, a country club, and two golf courses, which have been sold. Several shopping centers and medical centers, schools, numerous houses of worship and fire stations are located in the community. The Company has completed the development of this community.

     Citrus Springs

     Citrus Springs, with an estimated population of over 7,170 is located 28 miles southwest of Ocala and 25 miles from the Gulf of Mexico. Over 30,000 lots and tracts and over 700 single-family homes have been sold at this community. A golf course and a clubhouse (sold in 1990) and a community center have been completed by the Company. Several churches, schools and a convenience shopping area are located in the community. In 1992, most of the Company's remaining inventory at this community was sold to Citony Development Corporation ("Citony") for approximately $6,500,000. The Company provides miscellaneous administrative assistance and loan servicing to Citony for a fee.

     St. Augustine Shores

     St. Augustine Shores, with a population estimated to be over 7,890 is located seven miles south of St. Augustine, between the Intracoastal Waterway and U.S. Highway 1. In December 1997, the Company sold all of its remaining inventory at St. Augustine Shores to Swan Development Corporation ("Swan"). As part of the purchase, Swan assumed the liability for completing improvements within St. Augustine Shores.

     Certain common areas of the community, such as parks and swale areas, are maintained by the St. Augustine Shores Service Corporation, a non-profit corporation, of which all property owners are members. Several houses of worship, shopping facilities, a recreational building and a golf and country club are also located in the community.

     Sunny Hills

     Sunny Hills, with a population of over 1,420 residents, is located in the Florida Panhandle, 45 miles north of the Gulf of Mexico and 35 miles north of Panama City. Over 12,000 lots and tracts and 300 single-family homes have been sold at this community. The community includes a golf course and country club, which was sold by the Company, several houses of worship and convenience shopping.

     During 2001, the Company initiated construction of four model homes in Sunny Hills. The Company's homes are designed to fit the needs and wants of a variety of housing customers: models range from 1,904 to 2,498 total square feet. The construction of these models is to test the market and future sales potential in the geographical area. The Sunny Hills model center is scheduled to open in March 2002. Houses will be sold with the lot included in the sales price, however the company also offers a "build on your own lot" program for those purchasers who have previously acquired a lot. All housing sales are expected to be made within the local market and through the Company's independent dealer network.

During 2001, the Company expended approximately $225,000 for construction of these model homes. It is estimated that an additional $233,000 of capital will be required in order to complete these models and associated improvements.

     Revenues in 2002 will be generated from the sale of land inventory, from house sales, from the recognition of deferred revenue as land development proceeds, from collections on existing contracts receivable and from the Company's real estate brokerage subsidiary operation.

     Pine Ridge

     Pine Ridge, with a population of approximately 4,290 is located 34 miles southwest of Ocala. The community's facilities include an equestrian club and tennis courts. The Company sold over 3,500 lots and tracts and more than 53 single-family homes in Pine Ridge prior to the sale of its remaining inventory in 1987.

     Marion Oaks

     Marion Oaks, with a population of over 9,296 residents, is located 12 miles southwest of Ocala. Over 23,000 lots and tracts have been sold in the community. The community includes playgrounds, two golf courses (both of which are owned by third parties), several recreation buildings, community shopping centers and several houses of worship. In addition, this community is home to the Company's corporate headquarters.

     The Company's homes, constructed by an independent builder, are designed to fit the needs and wants of a variety of housing customers: models range from 1,692 square feet to 2,895 square feet. From the smallest home to the largest, these homes feature 2 car garages, cathedral ceilings over the main living areas, ceramic tile foyers, plant shelves, large fully equipped kitchens (most with breakfast nooks or good morning rooms), fully enclosed laundry centers, impressive master suites with walk-in closets and large bedrooms. A model center is open at Marion Oaks. Houses are sold with the lot included in the sales price; however, the Company also offers a "build on your own lot" program for those purchasers who have previously acquired a lot. The FeatherNest Housing Village in Marion Oaks, where the lot is included in the price of the home, is owned by Conquistador Development Corporation and marketed by the Company. All housing sales are made within the local market and through the Company's independent dealer network. During 2001, the Company continued to construct spec homes and these homes generally sold prior to completion of construction.

     Revenues in 2002 will be generated from the sale of land inventory, from housing sales, from the recognition of deferred revenue as land development proceeds, from collections on existing contracts receivable and from the Company's real estate brokerage and title company subsidiary operations.

      Seminole Woods

     Seminole Woods, with a population of over 550, is comprised of 1,554 acres of property located 20 miles north of Orlando. The community's 262 single-family lots, each with a minimum of five acres, have been sold and development completed.

     Tierra Verde

     Tierra Verde, with a population of over 5,360, is a 666-acre waterfront subdivision located eight miles south of St. Petersburg. It was developed and marketed pursuant to a 50% joint venture, which no longer exists, between a wholly-owned subsidiary of the Company and an unaffiliated corporation. The community has been sold out and development completed.

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

Employees

     At December 31, 2001, the Company had 37 employees, of whom 34 were involved in executive, administrative, sales and community development/ maintenance capacities and 3 were involved with the title insurance subsidiary. Certain of the Company's development activities are carried out by subcontractors who separately employ additional personnel. For the most part, the Company's marketing activities are carried out by independent dealers and marketing personnel employed by the Company and its subsidiaries.

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

     As of December 31, 2001, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $145,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $638,000, all of which are included in deferred revenue. As of December 31, 2001 and December 31, 2000 the Company had in escrow approximately $7,000 specifically for land improvements at certain of its Central and North Florida communities. The Company's development obligation had been substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust, reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

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

ITEM 5


                    PRICE RANGE OF COMMON STOCK AND DIVIDENDS

The Company's Common Stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol DLTA. According to the Over-The-Counter Bulletin Board, the low and high bid prices for the Company's stock during the first, second, third and fourth quarters of 2000 and 2001 were as follows:

                                 Low Bid      High Bid
                                 -------      --------
          1st quarter 2000       $ 0.19       $ 0.21
          2nd quarter 2000       $ 0.15       $ 0.25
          3rd quarter 2000       $ 0.18       $ 0.63
          4th quarter 2000       $ 0.14       $ 0.53
          1st quarter 2001       $ 0.16       $ 0.56
          2nd quarter 2001       $ 0.25       $ 0.45
          3rd quarter 2001       $ 0.25       $ 0.46
          4th quarter 2001       $ 0.25       $ 0.37

     As of March 14, 2002, there were approximately 1,765 record holders of the Company's Common Stock. The Company has not privately purchased or sold any stock since September 30, 2001.

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

                       Consolidated Income Statement Data
                    (in thousands except per share amounts)

                                                                     Year Ending
                                    ----------------------------------------------------------------------------
                                    December 31,    December 31,    December 31,    December 31,    December 31,
                                       2001            2000            1999            1998            1997
                                    ------------    ------------    ------------    ------------    ------------


Revenues ........................   $     14,145   $      9,617    $      8,837    $      6,487    $      9,425
Costs and expenses ..............         13,793         10,659           9,204           9,078          10,751
                                    ------------   ------------    ------------    ------------    ------------
Income (Loss) from continuing
 operations before income taxes..            352         (1,042)           (367)         (2,591)         (1,326)
Provision for income taxes ......            -0-            -0-             -0-             -0-             -0-
                                    ------------   ------------    ------------    ------------    ------------
Net income (loss) applicable
  to common stock ...............   $        352   $     (1,042)   $       (367)   $     (2,591)   $     (1,326)
                                    ============   ============    ============    ============    ============
Basic earnings per share amounts:
Net income (loss) ...............   $        .03   $       (.08)   $       (.03)   $       (.19)   $       (.20)
                                    ============   ============    ============    ============    ============
Weighted average common shares
 outstanding ....................     13,544,277     13,544,277      13,544,277      13,544,277       6,753,587
                                    ============   ============    ============    ============    ============


                         Consolidated Balance Sheet Data
                                 (in thousands)

                                   December 31,    December 31,    December 31,    December 31,    December 31,
                                       2001            2000            1999            1998            1997
                                    ------------    ------------    ------------    ------------    ------------

Total assets ....................   $ 13,430        $ 13,968        $ 11,913        $ 11,915        $ 13,560
                                    ========        ========        ========        ========        ========

Liabilities .....................   $ 21,747        $ 22,807        $ 20,117        $ 20,175        $ 19,174
Stockholders' equity
 (deficiency) ...................     (8,317)         (8,839)         (8,204)         (8,260)         (5,614)
                                    --------        --------        --------        --------        --------
Total liabilities and
 stockholders' equity
 (deficiency) ...................   $ 13,430        $ 13,968        $ 11,913        $ 11,915        $ 13,560
                                    ========        ========        ========        ========        ========

ITEM 7

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


From June 19, 1992 through March 1999, the Company had entered into loan agreements with Selex International B.V., a Netherlands corporation ("Selex"), Yasawa Holdings, N.V., a Netherlands Antilles Corporation ("Yasawa"), Swan Development Corporation ("Swan") and related parties, including Scafholding B.V., a Netherlands corporation ("Scafholding"). Since December, 1992, the Company has been dependent on loans and advances from Selex, Yasawa, Swan and their affiliates in order to meet its working capital requirements.

Scafholding agreed to purchase contracts receivable at 65% of face value, with recourse, to meet the Company's ongoing capital requirements. During 1998, Scafholding purchased approximately $1,396,000 in contracts receivable from the Company.

As of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding. The Company's outstanding debt to Yasawa as of December 31, 2001 was $4,200,000. The terms of repayment of the restructured Yasawa loan provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, with recourse. Interest accrues on the declining balance at the rate, effective January 1, 1999, of 6% per annum. The interest rate was again changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of December 31, 2001, the total amount of interest accrued is approximately $1,456,000, which is included in accrued expenses.

From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,929,000 as of December 31, 2001. The Company signed a promissory note to Swan in March 1999, which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There is no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest was 6% per annum on the outstanding balance of the advance. The interest rate was changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. As of December 31, 2001, the total amount of interest accrued is approximately $591,000, which is included in accrued expenses.

For 2001, the Company recorded interest expense for the first six months of each loan advance from Swan that is non-interest bearing at the prime rate, the Company's incremental borrowing rate. Since the interest is not paid to Swan, the amount calculated is recorded as a capital contribution increase to capital surplus. For 2001, the Company recorded interest expense and a capital contribution in the amount of approximately $170,000.

For 2000 and 1999, the Company recorded interest expense on all outstanding debt balances to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was recorded as a capital contribution increase to capital surplus. For 2000 and 1999, the Company recorded interest expense and a capital contribution in the amount of approximately $408,000 and $423,000, respectively.

Results of Operations

  Years ended December 31, 2001 and December 31, 2000

     Revenues

     Total revenues were $14,145,000 for 2001 compared to $9,617,000 for 2000.

     Gross land sales were $9,960,000 for 2001 versus $6,804,000 for 2000. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $7,689,000 for 2001 compared to $4,896,000 for 2000. The increase reflects higher sales by the Company's independent dealers and a lower estimate of uncollectible installment sales .

     New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the years ended December 31, 2001 and December 31, 2000 were $10,258,000 and $9,535,000, respectively. The Company had a backlog of $3,785,000 and $4,413,000 in unrecognized sales as of December 31, 2001 and 2000, respectively. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price. See Note 1 to the Consolidated Financial Statements.

     Advertising and marketing costs are charges to operations when incurred. Sales commissions are recognized as a liability when the related contract is accepted or as a prepaid asset when paid and charged to expense when the sale is recognized as revenue.

     Housing revenues are not recognized from housing sales until the completion of construction and the passage of title. Housing revenues were $4,975,000 for 2001 compared to $3,231,000 for 2000. The increase in housing revenues is directly related to the Company's expanded promotional programs for housing.

     Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $124,000 for 2001 as compared to $276,000 in 2000. The decrease is a result of lower expenditures on development work.

     Interest income was $377,000 for 2001 as compared to $440,000 for 2000. This decrease is the result of lower contracts receivable balances resulting from the Company's repayment of debt to Swan and Yasawa.

     Gain on recovery of bad debt was $178,000 for 2001. The Company collected a large, previously charged-off contract receivable in 2001.

     Other revenues were $801,000 for 2001 compared to $774,000 for 2000. Other revenues were generated principally by the Company's title insurance and real estate brokerage subsidiaries.

     Costs and Expenses

     Costs and expenses were $13,793,000 for 2001 compared to $10,659,000 for 2000. Cost of sales totaled $6,216,000 for 2001 compared to $4,351,000 for 2000. The increase reflects higher sales by the Company's independent dealers.

     Commissions, advertising and other selling expenses totaled $4,690,000 for 2001 compared to $3,455,000 for 2000. Advertising was $194,000 for 2001 compared to $351,000 for 2000. Other selling expenses were $1,207,000 in 2001 compared to $1,170,000 in 2000.

     General and administrative expenses were $1,431,000 in 2001 compared to $1,362,000 in 2000. General and administrative expenses increased primarily due to there being increased overhead.

     Real estate tax expense was $702,032 in 2001 compared to $598,000 in 2000.

     Interest expense was $754,000 in 2001 and $894,000 in 2000. The decrease in interest expense is the result of a decrease in the interest rate on outstanding debt offset somewhat by higher total outstanding debt. Interest in the amount of $164,000 and $99,000 was capitalized in 2001 and 2000, respectively.

     Net Income

     The Company reported a net income of $352,000 for 2001 as compared to a net loss of $1,042,000 for 2000.

  Years ended December 31, 2000 and December 31, 1999

     Revenues

     Total revenues were $9,617,000 for 2000 compared to $8,837,000 for 1999.

     Gross land sales were $6,804,000 for 2000 versus $4,959,000 for 1999. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $4,896,000 for 2000 compared to $4,465,000 for 1999. The increase reflects higher sales by the Company's independent dealers and a lower estimate of uncollectible installment sales .

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

     Housing revenues are not recognized from housing sales until the completion of construction and the passage of title. Housing revenues were $3,231,000 for 2000 compared to $3,045,000 for 1999. The increase in housing revenues is directly related to the Company's expanded promotional programs for housing.

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

Liquidity and Capital Resources

     Mortgages and Similar Debt

     As of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding. The Company's outstanding debt to Yasawa as of December 31, 2001 was $4,200,000. The terms of repayment of the restructured Yasawa loan provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value. Interest accrues on the declining balance at the rate, effective January 1, 1999, of 6% per annum. The interest rate was again changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of December 31, 2001, the total amount of interest accrued is approximately $1,456,000, which is included in accrued expenses.

     From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,929,000 as of December 31, 2001. The Company signed a promissory note to Swan in March 1999, which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There is no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest was 6% per annum on the outstanding balance of the advance. The interest rate was changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. As of December 31, 2001, the total amount of interest accrued is approximately $591,000, which is included in accrued expenses.

     For 2001, the Company recorded interest expense for the first six months of each loan advance from Swan that is non interest bearing at the prime rate, the Company's incremental borrowing rate. Since the interest is not paid to Swan, the amount calculated is recorded as a capital contribution increase to capital surplus. For 2001, the Company recorded interest expense and a capital contribution in the amount of approximately $170,000.

     For 2000 and 1999, the Company recorded interest expense on all outstanding debt balances to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was recorded as a capital contribution increase to capital surplus. For 2000 and 1999, the Company recorded interest expense and a capital contribution in the amount of approximately $408,000 and $423,000, respectively.

     The following table presents information with respect to mortgages and similar debt (in thousands):

                                                           Years Ended
                                                           -----------
                                                  December 31,      December 31,
                                                     2001              2000
                                                  ------------      ------------
     Mortgage Notes Payable...................    $ 4,200           $ 5,400
     Other Loans..............................      6,077             5,572
                                                  -------           -------
       Total Mortgages and similar debt.......    $10,277           $10,972
                                                  -------           -------
--------------------

* Included in Mortgage Notes Payable is the Yasawa loan ($4,200,000 at December 31, 2001); included in Other Loans is the Swan loan ($5,929,000 as of December 31, 2001).

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

     Contracts and Mortgages Receivable Sales

     In 1990 and 1992, the Company sold contracts and mortgages receivable to third parties. These transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,115,000 as of December 31, 2001). The Company has reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. The Company did not replace any delinquent receivables in 1999, 2000 or 2001. As of December 31, 2001 and 2000, $1,060,000 and $1,210,000 in receivables were delinquent, respectively.

     During 1998, Scafholding purchased approximately $1,400,000 in contracts and mortgages receivable from the Company at sixty-five percent (65%) of face value with recourse for non-performing contracts. These sales generated approximately $900,000 used to meet the Company's working capital requirements.

     The Company was the guarantor of approximately $17,368,000 of contracts receivable sold or transferred as of December 31, 2001, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which approximately $2,994,000 remains at December 31, 2001. The Company has been in compliance with all receivable transactions since the consummation of receivable sales.

     The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $73,000 and $75,300 in 2001 and 2000, respectively, in revenue pursuant to these agreements.

     In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse. The Company has an agreement with Swan whereby Swan may loan the Company funds to be repaid with contracts receivable at 90% of face value, with recourse.

  Other Obligations

     As of December 31, 2001, the Company had estimated development obligations of approximately $25,000 on sold property, an estimated liability to provide title insurance and deeding costs of $145,000 and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $638,000, all of which are included in deferred revenue. As of December 31, 2001 and December 31, 2000 the Company had in escrow approximately $7,000 specifically for land improvements at certain of its Central and North Florida communities. The Company's development obligation had been substantially reduced in 1997 by the consummation of the Agreement approved by the stockholders on November 4, 1997. Approximately $7,400,000 of the development obligation at St. Augustine Shores was assumed by Swan. In addition, the creation of a Lot Exchange Trust reduced the development obligation at Marion Oaks and Sunny Hills by approximately $5,800,000.

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

     The Company has been dependent on its ability to sell or otherwise finance its contracts receivable and/or secure other financing to meet its cash requirements. Since 1992, the Company has been largely dependent on Yasawa, Scafholding and Swan and related parties for the financing of its operations. Although Scafholding has purchased contracts receivables at the rate of 65% of face value, with recourse, and Swan has loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse, there can be no guarantee that the Company will be able to generate sufficient receivables to obtain sufficient financing in the future nor can there be any guarantee that Yasawa, Scafholding, Swan and other related parties will continue to make loans to the Company.

ITEM 7A

                           DISCLOSURE AND MARKET RISK

    The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methods. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or incur in a current market transaction. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. The Company's financial instruments consist of cash and cash equivalents, contracts and mortgages receivable and similar debt. The stated amount of cash and cash equivalents is a reasonable estimate of fair value. The fair value of contracts and mortgages receivable and similar debt has been estimated using interest rates currently available for similar terms. The stated value of the contracts and mortgages receivable and similar debt approximate fair value.

     Management does not use derivatives to manage its exposure market interest rate risk.

     The Company is exposed to market interest rate risk on its contracts receivable. Contracts receivable consists of fixed interest rate paper with an initial collection term of ten years. The stated interest rate is below market interest rates for similar paper. The Company periodically adjusts the stated rate on new contracts in response to changes in the market interest rate and other competitive sales factors. The Company discounts the contracts notes receivable to current market rates. At December 31, 2001, the average stated rate for contracts receivable was 8.5%, and the discount rate used was 13.5%. The Company is required to transfer all current contracts receivable in excess of the aggregate sum of $500,000 to a creditor for debt reduction. The Company's outstanding contracts receivable, net of allowance for cancellations before valuation adjustment was $1,351,000 at December 31, 2001. The unamortized valuation adjustment at December 31, 2001 was $138,000. Management estimates that a 1% increase in the market interest rate equals a valuation discount increase of approximately $30,000, which would reduce net income.

     At December 31, 2001, interest rates on contracts receivable outstanding ranged from 5% to 12% per annum (weighted average approximately 9.35%). The approximate principal maturities of contracts receivable were:

                                                December 31, 2001
                                                -----------------
                                                  (in thousands)

     2002....................................      $   225
     2003....................................          199
     2004....................................          208
     2005....................................          210
     2006....................................          174
     2007 and thereafter.....................          540
                                                   -------
              Total..........................      $ 1,556
                                                   =======

     If a regularly scheduled payment on a contract remains unpaid 30 days after its due date, the contract is considered delinquent. Aggregate delinquent contracts receivable at December 31, 2001 and 2000 approximate $713,000 and $797,000, respectively.

     Information with respect to interest rates and average contract lives used in valuing new contracts receivable generated from sales follows:

                               Average      Average Stated       Discounted
     Years ended                 Term       Interest Rate         to Yield
     -----------               -------      --------------       ----------

     December 31, 2001......   111 months        8.5%               13.5%
     December 31, 2000......    98 months        7.8%               13.5%
     December 31, 1999......    88 months        7.5%               13.5%

     The Company also has exposure to market interest rate risk on outstanding debt. As of December 31, 2001, the Company has outstanding debt of approximately $10,277,000. The stated interest rate is the prime rate, which was 6.5% at December 31, 2001. The outstanding debt has no standard repayment term, it is dependant on the Company's sales and future contracts receivable. Under the assumption that additional borrowings would be approximate to any debt repayment, the Company estimates that a 1% increase in the market interest rate equals an increase in interest expense of approximately $103,000, which would reduce net income.

ITEM 8

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND SUPPLEMENTAL DATA

                                                                          Page
                                                                          ----

Independent Auditors' Report.......................................       24

Consolidated Balance Sheets as of December 31, 2001 and
  December 31, 2000................................................       25

Statements of Consolidated Operations for the years ended
  December 31, 2001, December 31, 2000 and December 31, 1999.......       27

Statements of Consolidated Stockholders' Equity (Deficiency) for
  the years ended  December 31, 2001, December 31, 2000 and
  December 31, 1999................................................       28

Statements of Consolidated Cash Flows for the years ended
  December 31, 2001, December 31, 2000 and December 31, 1999.......       29

Notes to Consolidated Financial Statements.........................       31

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE DELTONA CORPORATION:


     We have audited the consolidated balance sheets of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related statements of consolidated operations, consolidated stockholders' equity (deficiency) and consolidated cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred substantial operating losses in prior periods, has continued to experience problems with liquidity and has a stockholders' deficiency at December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


JAMES MOORE & CO.  P.L.
Certified Public Accountants
Gainesville, Florida
February 8, 2002

                           CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                                     ASSETS
                                 (in thousands)


                                                   December 31,   December 31,
                                                      2001           2000
                                                   ------------   ------------

Cash and cash equivalents, including escrow
 deposits and restricted cash of $561 in 2001
 and $587 in 2000 (Note 7).....................    $    923       $    680
                                                   --------       --------

Contracts receivable for land sales (Notes 2,
 5 and 8)......................................       1,556          2,109

Less: Allowance for uncollectible contracts....        (205)          (291)

      Unamortized valuation discount...........        (138)         (264)
                                                   --------      --------
Contracts receivable - net.....................       1,213         1,554
                                                   --------      --------

Mortgages and other receivables - net(Notes 2,
 5 and 8)......................................         248           140
                                                   --------      --------

Inventories, at lower of cost or net
 realizable value (Notes 3 and 5):

Land and land improvements.....................       7,941         8,375

Other..........................................       1,261         1,361
                                                   --------      --------

      Total inventories........................       9,202         9,736
                                                   --------      --------

Property, plant and equipment - net (Notes 4
 and 5)........................................         623           455
                                                   --------      --------

Investment in venture (Note 12)................          53           -0-
                                                   --------      --------

Prepaid expenses and other.....................       1,168         1,403
                                                   --------      --------

               Total...........................    $ 13,430      $ 13,968
                                                   ========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                        (in thousands except share data)

                                                   December 31,   December 31,
                                                      2001           2000
                                                   ------------   ------------
Mortgages and similar debt (Note 5):

    Mortgage notes payable .....................   $  4,200       $  5,400

    Other loans ................................      6,077          5,572
                                                   --------       --------

          Total mortgages and similar debt .....     10,277         10,972

Accounts payable-trade .........................        298            217

Accrued interest payable (Note 5) ..............      2,047          1,329

Accrued taxes, principally real estate taxes ...         81            289

Accrued expenses and other (Notes 2 and 8) .....      3,360          3,258

Customers' deposits ............................      1,259          1,397

Deferred revenue (Notes 1 and 7) ...............      4,425          5,345
                                                   --------       --------

Total liabilities ..............................     21,747         22,807
                                                   --------       --------

Commitments and contingencies (Notes 1, 2, 5,
 7 and 8)

Stockholders' equity (deficiency) (Notes 1, 5, and 9):

    Common stock, $1 par value-authorized
    15,000,000 shares; issued and outstanding:
    13,544,277 shares in 2001 and 2000 (excluding
    12,228 shares held in treasury) ............     13,544         13,544

    Capital surplus ............................     52,440         52,270

    Accumulated deficit ........................    (74,301)       (74,653)
                                                   --------       --------

Total stockholders' equity (deficiency) ........     (8,317)        (8,839)
                                                   --------       --------

                         Total .................   $ 13,430       $ 13,968
                                                   ========       ========



                          The accompanying notes are an
            integral part of the consolidated financial statements.



                      STATEMENTS OF CONSOLIDATED OPERATIONS
                    THE DELTONA CORPORATION AND SUBSIDIARIES
                        (in thousands except share data)

                                                                    Years Ended
                                                    --------------------------------------------
                                                    December 31,    December 31,    December 31,
                                                       2001            2000            1999
                                                    ------------    ------------    ------------
Revenues

 Gross land sales (Notes 2 and 7) ...............   $  9,960        $  6,804        $  4,959
 Less: Estimated uncollectible sales ............     (2,198)         (1,641)           (322)
       Contract valuation discount ..............        (73)           (267)           (172)
                                                    --------        --------        --------
 Net land sales .................................      7,689           4,896           4,465
 Sales-housing ..................................      4,975           3,231           3,045
 Recognized improvement revenue-prior period
  sales .........................................        124             276             381
 Gain on recovery of bad debt ...................        178             -0-             -0-
 Interest income ................................        377             440             498
 Other ..........................................        802             774             448
                                                    --------        --------        --------
                                            Total     14,145           9,617           8,837
                                                    --------        --------        --------

Costs and expenses

 Cost of sales-land .............................      1,928           1,397             986
 Cost of sales-housing ..........................      4,028           2,716           2,402
 Cost of improvements-prior period sales ........         59              62             126
 Cost of sales-other ............................        201             175             179
 Commissions, advertising, and other selling
  expenses ......................................      4,690           3,455           3,040
 General and administrative expenses ............      1,431           1,362           1,129
 Real estate tax ................................        702             598             491
 Equity in loss of joint venture.................         30             -0-             -0-
 Interest expense ...............................        724             894             851
                                                    --------        --------        --------

                                            Total     13,793          10,659           9,204
                                                    --------        --------        --------

Profit (loss) from operations before income
 taxes ..........................................        352          (1,042)           (367)

Provision for income taxes (Note 6) .............        -0-             -0-             -0-

Net income (loss) ...............................   $    352        $ (1,042)       $   (367)
                                                    ========        ========        ========

Net income (loss) per common share ..............   $    .03        $   (.08)       $   (.03)
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

          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)

                               For the years ended
                        December 31, 2001, 2000 and 1999

                                             Common Stock     Capital    Accumulated
                                             ($1 par value)   Surplus    Deficit       Total
                                             --------------   -------    -----------   ---------



Balances, December 31, 1998 ..............   $ 13,544         $ 51,440   $(73,244)     $ (8,260)
               Imputed Interest expense on
                debt with Related Party
                (See Note 5) .............        -0-              423        -0-           423
               Net (loss) for the year ...        -0-              -0-       (367)         (367)
                                             --------         --------   --------      --------
Balances, December 31, 1999 ..............   $ 13,544         $ 51,863   $(73,611)     $ (8,204)
               Imputed Interest expense on
                debt with Related Party
                (See Note 5) .............        -0-             407        -0-           407
               Net (loss)for the year ....        -0-             -0-     (1,042)       (1,042)
                                             --------        --------   --------      --------
Balances, December 31, 2000 ..............   $ 13,544        $ 52,270   $(74,653)     $ (8,839)
               Imputed Interest expense on
                debt with Related Party
                (See Note 5) .............        -0-             170        -0-           170
               Net income for the year ...        -0-             -0-        352           352
                                             --------        --------   --------      --------
Balances, December 31, 2001 ..............   $ 13,544        $ 52,440   $(74,301)     $ (8,317)
                                             ========        ========   ========      ========



                             The accompanying notes
         are an integral part of the consolidated financial statements.



                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)

                                                                    Years Ended
                                                    --------------------------------------------
                                                    December 31,    December 31,    December 31,
                                                       2001            2000            1999
                                                    ------------    ------------    ------------



Cash flows from operating activities:
 Cash received from operations:
  Proceeds from sale of residential units .......   $  4,852        $  3,282        $  2,846
  Collections on contracts and mortgages
   receivable ...................................        778           1,040           1,051
    Down payments on and proceeds from sales
      of homesites and tracts ...................      1,748           1,748             891
     Proceeds (uses) from other sources .........        375             490             (80)
                                                    --------        --------        --------
        Total cash received from operations .....      7,753           6,560           4,708
                                                    --------        --------        --------

Cash expended by operations:
     Cash paid for residential units ............      4,036           3,167           2,402
     Cash paid for land and land improvements ...      1,494           1,309           1,648
     Cash paid for interest......................          5               0               0
     Commissions, advertising and other
      selling expenses ..........................      4,254           4,737           3,274
     General and administrative expenses ........      1,247           1,082           1,452
     Real estate taxes paid .....................        900             347           3,336
                                                    --------        --------        --------
        Total cash expended by operations .......     11,936          10,642          12,112
                                                    --------        --------        --------
        Net cash provided by (used in)
         operating activities ...................     (4,183)         (4,082)         (7,404)
                                                    --------        --------        --------

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment .................................         0                0               3
 Payment for acquisition and construction of
   property, plant and equipment ................       (76)             (31)            (72)
  Investment in Venture..........................       (83)               0               0
                                                   --------         --------        --------
        Net cash provided by (used in) investing
         activities .............................      (159)             (31)            (69)
                                                   --------         --------        --------

Cash flows from financing activities:
 New borrowings .................................     4,600            4,245           7,300
 Repayment of borrowings ........................       (15)               0               0
                                                   --------         --------        --------
        Net cash provided by (used in) financing
         activities .............................     4,585            4,245           7,300
                                                   --------         --------        --------
Net increase (decrease) in cash and cash
 equivalents ....................................       243              132            (173)
Cash and cash equivalents, beginning of year ....       680              548             721
                                                   --------         --------        --------
Cash and cash equivalents, end of year ..........  $    923         $    680        $    548
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




               STATEMENTS OF CONSOLIDATED CASH FLOWS - (Continued)
                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)

                                                                    Years Ended
                                                    --------------------------------------------
                                                    December 31,    December 31,    December 31,
                                                       2001            2000            1999
                                                    ------------    ------------    ------------


Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss) ...............................   $   352         $ (1,042)        $  (367)
                                                    -------         --------         -------
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
      Depreciation ..............................        72               66              50
      Provision for estimated uncollectible
       sales and recourse obligations ...........     2,198            1,641             322
      Contract valuation discount, net of
       amortization..............................      (126)              62              (5)
      Net (gain) loss on sale of property, plant
       and equipment ............................       -0-              -0-              (3)
      Equity in loss in joint venture............        30              -0-             -0-
      Imputed Interest on debt with related party
       (See Note 5) .............................       170              408             423
(Increase) decrease in assets and increase
 (decrease) in liabilities:
      Gross contracts receivable plus deductions
       from reserves ............................    (7,174)          (7,558)         (3,844)
      Mortgages and other receivables ...........      (108)             (31)             85
      Land and land improvements ................       597             (138)           (658)
      Housing completed or under construction
       and other ................................      (100)               6
      Prepaid expenses and other ................       234             (492)           (205)
      Accounts payable, accrued expenses and
       other ....................................       530            1,103          (3,801)
      Customers' deposits .......................      (138)             667            (266)
      Deferred revenue ..........................      (920)           1,662             859
                                                    -------           ------          ------
             Total adjustments and changes .....     (4,535)          (3,040)         (7,037)
                                                    -------           ------          ------
Net cash provided by (used in) operating
 activities ....................................    $(4,183)         $(4,082)        $(7,404)
                                                    =======          =======         =======

Supplemental disclosure of non-cash investing and financing activities:

Interest expense treated as contribution to
  capital (See Note 5) ........................     $   170          $   408         $   423
                                                    =======          =======         =======
Increase in inventory as a result of
  spec house transfer and corresponding
  increase in debt ............................     $   -0-          $   863         $   -0-
                                                    =======          =======         =======
Reduction of accrued interest and mortgage
  notes payable through transfer of contracts
  receivable ...................................    $ 5,443          $ 5,850         $ 4,151
                                                    =======          =======         =======
Acquisition of equipment financed with debt.....    $   164          $   -0-         $   -0-
                                                    =======          =======         =======




                                The accompanying
      notes are an integral part of the consolidated financial statements.

                                       30

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

     The Company has net income from operations for 2001 of $352,000, and a net loss from operations for 2000 and 1999 of $1,042,000 and $367,000, respectively, resulting in a stockholders' deficiency of $8,317,000 as of December 31, 2001.

     Following the restructuring of its debt in 1997 (see Note 5), the Company commenced the implementation of its business plan by redirecting its focus to single-family housing with the development of TimberWalk and other housing in Marion Oaks. The transactions described in Note 5 with Selex International, B.V. ("Selex"), Yasawa Holdings, N.V. ("Yasawa"), Scafholding B.V. ("Scafholding") and Swan Development Corporation ("Swan"), provided the Company with a portion of its financing requirements enabling the Company to commence implementation of the marketing program and attempt to accomplish the objectives of its business plan. Selex, Yasawa, Scafholding and Swan are related parties to the Company either because they are stockholders or as a result of common control.

     The Company has been dependent on its ability to sell or otherwise finance contracts receivable and/or secure other financing sources to meet its cash requirements. Additional financing was required in 2001 and was funded through additional loans from Swan. Additional financing will be required in the future. Although Swan has loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse since 1999, there can be no guarantee that the Company will be able to generate sufficient receivables to obtain sufficient financing in the future or that Yasawa, Scafholding, Swan and other related parties will continue to make loans to the Company. (See Notes 5 and 11.)

     The consolidated financial statements do not include any adjustments relating to the recoverability of asset amounts or the amounts of liabilities should the Company be unable to continue as a going concern.

     Significant Accounting Policies

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Material intercompany accounts and transactions are eliminated.

     The Company is principally engaged in the development and sale of Florida real estate through the development of planned communities on land acquired for that purpose. The Company sells homesites under installment contracts, which provide for payments over periods ranging from 2 to 10 years. Since 1991, the Company has offered only developed lots for sale. Sales of homesites are recorded under the percentage-of-completion method in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Since 1991, the Company has not recognized a sale until it has received 20% of the contract sales price. The Company recognizes the sale of houses at closing under the full accrual method meeting the requirements of SFAS No. 66. The Company does not finance the sale of homes. Substantially all of the sales in 2001 and 2000 and 73% of the sales in 1999 were through two independent brokers in New York.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



1.   Basis of Presentation and Significant Accounting Policies (continued)

     The Company records deferred revenue for contracts transferred to Swan and Yasawa that have not yet been recognized for financial reporting purposes under SFAS No. 66, as 20% of the contract sales price has not been received. These contracts have not been recognized as sales when transferred to Swan and Yasawa because Swan and Yasawa are related parties and because the recourse provision allows the contracts to be returned to the Company in the event they become delinquent. The Company monitors the collections on contracts receivable held by Swan and Yasawa and recognizes the contracts as a sale when the provisions of SFAS No. 66 are met. In addition, the Company has determined that the transfer of contracts to Swan and Yasawa with recourse meet the requirements of Statement of Financial Accounting Standard No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") to be accounted for as a sale. In accordance with the provisions of SFAS No. 140, the Company has reduced its contracts receivable by the amount transferred and reduced debt by the payment credit given. The Company does not retain any financial interests in the contracts receivable transferred. SFAS No. 140 is effective for transactions after March 31, 2001. Prior to the issuance of SFAS No. 140, the Company followed the provisions of Statement of Financial Accounting Standard No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). There was no effect on the Company's financial reporting resulting from the transition from SFAS No. 125 to SFAS No. 140.

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

     Interest costs directly related to, and incurred during, a project's construction period are capitalized. In 1999, 2000 and 2001, approximately $62,000, $99,000 and $164,000,respectively, in interest was capitalized.

     Property, plant and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the respective assets, which range from 5 to 33 years. Additions and betterments are capitalized, and maintenance and repairs are expensed as incurred. Generally, upon the sale or retirement of assets, the accounts are relieved of the costs and related accumulated depreciation, and any gain or loss is reflected in income.

     Advertising and marketing costs are charges to operations when incurred. Sales commissions are recognized as a liability when the related contract is accepted or as a prepaid asset when paid and charged to expense when the sale is recognized as revenue.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



1.   Basis of Presentation and Significant Accounting Policies (continued)

     For the purposes of the statements of consolidated cash flows, the Company considers its investments, which are comprised of short term, highly liquid investments purchased with a maturity of three months or less, to be cash equivalents.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," long-lived assets, such as inventories and property, plant and equipment to be held and used are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. As of December 31, 2001, there were no assets considered impaired under the provisions of the Statement.

     The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methods. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or incur in a current market transaction. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts. The Company's financial instruments consist of cash and cash equivalents, contracts and mortgages receivable, and similar debt. The stated amount of cash and cash equivalents is a reasonable estimate of fair value. The fair value of contracts and mortgages receivable and similar debt has been estimated using interest rates currently available for similar terms. The stated value of the contracts and mortgages receivable and similar debt approximates fair value.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Contracts and Mortgages Receivable

     At December 31, 2001, interest rates on contracts receivable outstanding ranged from 5% to 12% per annum (weighted average approximately 9.35%. The approximate principal maturities of contracts receivable were:

                                                             December 31,
                                                                2001
                                                             ------------
                                                             (in thousands)
               2002................................          $   225
               2003................................              199
               2004................................              208
               2005................................              210
               2006................................              174
               2007 and thereafter.................              540
                                                             -------
                             Total.................          $ 1,556
                                                             =======

     If a regularly scheduled payment on a contract remains unpaid 30 days after its due date, the contract is considered delinquent. Aggregate delinquent contracts receivable at December 31, 2001 and 2000 approximate $713,000 and $797,000, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



2.   Contracts and Mortgages Receivable (continued)

     Information with respect to interest rates and average contract lives used in valuing new contracts receivable generated from sales follows:

                                     Average    Average Stated  Discounted
     Years ended                      Term      Interest Rate    to Yield
     -----------                     ---------  --------------  ----------

     December 31, 2001.............. 111 months       8.5%         13.5%
     December 31, 2000..............  98 months       7.8%         13.5%
     December 31, 1999..............  88 months       7.5%         13.5%

     In 1990 and 1992, the Company sold contracts and mortgages receivable to third parties. These transactions, among other things, require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,115,000 as of December 31, 2001). The Company has reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. The Company did not replace any delinquent receivables in 1999, 2000 or 2001. As of December 31, 2001 and 2000, $1,060,000 and $1,211,000, respectively, in receivables were delinquent.

     During 2001 and 2000, the Company transferred contracts and mortgages receivable, with recourse, in satisfaction of debt of $5,443,063 and $5,849,649, respectively. The Company is required to make monthly principal payments to Yasawa and Scafholding with contracts receivable at 100% of face value, with recourse. The Company is also required to make monthly principal payments to Swan with contracts receivable at 90% of face value, with recourse. The Company transfers all current contracts receivable in excess of the net aggregate sum of $500,000 to Swan on a monthly basis (See Note 5).

     The Company was the guarantor of approximately $17,368,000 of contracts receivable sold or transferred as of December 31, 2001, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which $2,994,000 remains at December 31, 2001. The Company has been in compliance with all receivable transactions since the consummation of receivable sales. Because of inherent uncertainties in estimating the recourse provisions, it is at least reasonably possible that the Company's estimate will change in the near term.

     The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $73,000, $75,300 and $86,700, in 2001, 2000 and 1999,
respectively, in revenue pursuant to these agreements. The Company also services the Swan receivable portfolio, which consisted of 901 contracts as of December 31, 2001; however, the Swan portfolio is serviced at no charge to Swan under the Trust and Servicing Agreement.

3.   Inventories

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows:

                                                    December 31,    December 31,
                                                       2001            2000
                                                    ------------    ------------
                                                          (in thousands)

     Unimproved land..............................  $   420         $   420
     Land in various stages of development........    2,147           2,316
     Fully improved land..........................    5,374           5,639
                                                    -------         -------
            Total.................................  $ 7,941         $ 8,375
                                                    =======         =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



4.   Property, Plant and Equipment

     Property, plant and equipment and accumulated depreciation consist of the following:

                                   December 31, 2001        December 31, 2000
                                   -----------------        ------------------
                                           Accumulated              Accumulated
                                   Cost    Depreciation     Cost   Depreciation
                                   ------  ------------     ------ ------------
                                                  (in thousands)

     Land and land
      improvements..............   $   98  $  -0-           $   74  $  -0-
     Other buildings,
      improvements and
      furnishings...............    1,115     834            1,122     803
     Construction and other
      equipment.................      947     704              783     721
                                   ------  ------           ------  ------
           Total................   $2,161  $1,538           $1,979  $1,524
                                   ======  ======           ======  ======

     Depreciation charged to operations for the years ended December 31, 2001, 2000 and 1999 was approximately $72,000, $66,000 and $50,000, respectively.

5.   Mortgages and Similar Debt

     As of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding. The Company's outstanding debt to Yasawa as of December 31, 2001 was $4,200,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's properties. The terms of repayment of the restructured Yasawa loan provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, with recourse. Interest accrues on the declining balance at the rate, effective January 1, 1999, of 6% per annum. The interest rate was again changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of December 31, 2001, the total amount of interest accrued is approximately $1,456,000, which is included in accrued expenses.

     From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,929,000 as of December 31, 2001. The Company signed a promissory note to Swan in March 1999, which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There is no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest was 6% per annum on the outstanding balance of the advance. The interest rate was changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. As of December 31, 2001, the total amount of interest accrued is approximately $591,000, which is included in accrued expenses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



5.   Mortgages and Similar Debt (continued)

     For 2001, the Company recorded interest expense for the first six months of each loan advance from Swan that is non interest bearing at the prime rate, the Company's incremental borrowing rate. Since the interest is not paid to Swan, the amount calculated is recorded as a capital contribution increase to capital surplus. For 2001, the Company recorded interest expense and a capital contribution in the amount of approximately $170,000.

     For 2000 and 1999, the Company recorded interest expense on all outstanding debt balances to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was recorded as a capital contribution increase to capital surplus. For 2000 and 1999, the Company recorded interest expense and a capital contribution in the amount of approximately $408,000 and $423,000, respectively.

     In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse. The Company has an agreement with Swan whereby Swan may loan the Company funds to be repaid with contracts receivable at 90% of face value, with recourse.

     The following table presents information with respect to mortgages and similar debt (in thousands):

                                                            Years Ended
                                                   -----------------------------
                                                   December 31,     December 31,
                                                      2001             2000
                                                   ------------     ------------
      Mortgage Notes Payable.................      $ 4,200          $ 5,400
      Other Loans............................        6,111            5,572
                                                   -------          -------
        Total Mortgages and similar debt.....      $10,311          $10,972
                                                   =======          =======
---------------
* Included in Mortgage Notes Payable is the Yasawa loan ($4,200,000 as of December 31, 2001); included in Other Loans is the Swan loan ($5,929,000 as of December 31, 2001).

     The following table presents information with respect to the minimum principal maturities of mortgages and similar debt for the next five years (excluding amounts owed to Swan):
                                                      For the year ended
                                                          December 31
                                                      ------------------
                                                         (in thousands)
              2002................................     $     1,253
              2003................................           1,255
              2004................................           1,239
              2005................................             600
              2006................................             -0-
                                                       -----------
                                                       $     4,347

     Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of certain wholly-owned subsidiaries.

6.   Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes." Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effect of these differences, to the extent they are

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES


6.   Income Taxes (continued)

temporary, is recorded as deferred tax assets and liabilities. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred assets and liabilities. Temporary differences which give rise to deferred tax assets and liabilities consist of recognition of income from land sales differently for financial reporting and tax purposes, recognizing estimated losses on contract cancellations and recourse obligations when estimated but not for tax purposes until realized, and interest accrued to related parties but not for tax purposes until paid.

     For the year ended December 31, 2001, the Company had a net income for financial reporting purposes but a net loss for tax purposes. The 2001 provision for taxes consists of the following:

     Provision for Income Taxes:
          Current..........................                $       -0-
          Deferred.........................                     66,000
          Tax benefit of net operating
           loss carryforward...............                    (66,000)
                                                           -----------
              Net provision for
               income taxes................                $       -0-
                                                           ===========

     For the years ended December 31, 2000 and 1999, the Company had a net loss for tax and financial reporting purposes and there was no material amount of taxes payable or refundable. Accordingly, there was no tax provision for such years.

     As of December 31, 2001, the Company had a net deferred tax asset of approximately $14,619,000, which primarily resulted from the tax effect of the Company's net operating loss carryforward of $36,917,000. A valuation allowance of $14,619,000 has been established against the net deferred tax asset.

     As of December 31, 2000, the Company had a net deferred tax asset of approximately $15,017,000, which primarily resulted from the tax effect of the Company's net operating loss carryforward of $37,922,000. A valuation allowance of $15,017,000 has been established against the net deferred tax asset.

     The Company's regular net operating loss carryover for tax purposes is estimated to be $36,917,000 at December 31, 2001, $542,000 of which was available through 2002, $9,189,000 through 2005, $9,780,000 through 2006,
$5,029,000  through  2008,  $5,401,000  through 2009,  $1,977,000  through 2011,
$1,354,000  through  2019 ,  $695,000  through  2020 and  $307,000  in 2021.  In addition to the net operating loss carryover, alternative minimum tax credits of $386,000 are available to reduce federal income tax liabilities only after the net operating loss carryovers have been utilized.

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

7.   Liability for Improvements

     The Company has an obligation to complete land improvements upon deeding which, depending on contractual provisions, typically occurs within 90 to 120 days after the completion of payments by the customer. The estimated cost to complete improvements to lots and tracts from which sales have been made at December 31, 2001 and 2000 was approximately $783,000 and $861,000, respectively. The foregoing estimates reflect the Company's current development

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES




7.   Liability for Improvements (continued)

plans at its communities (see Note 8). These estimates as of December 31, 2001 and 2000 include: estimated development obligations applicable to sold lots of approximately $25,000; a liability to provide title insurance and deeding costs of $145,000 and $251,000, respectively, and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $638,000 and $583,000, respectively, all of which are included in deferred revenue. Included in cash at December 31, 2001 and 2000, are escrow deposits of $7,000 and $7,200, respectively, restricted for completion of improvements in certain of the Company's communities.

     The anticipated expenditures for land improvements, title insurance and deeding to complete areas from which sales have been made through are as follows:

                                                December 31, 2001
                                                -----------------
                                                  (in thousands)
     2002...................................    $      349
     2003...................................           256
     2004...................................            65
     2005 and thereafter....................           113
                                                ----------
            Total...........................    $      783
                                                ==========

8.   Commitments and Contingent Liabilities

     Total rental expense for the years ended December 31, 2001, December 31, 2000 and December 31, 1999 was approximately $82,000, $89,000 and $77,000, respectively.

     The Company has a lease on its headquarters building in TimberWalk and on its Miami office that extend through 2003. Estimated rental expense under these leases is expected to be approximately $ 76,000 annually. The Company has no material equipment leases.

     The  Company   earns   administrative   fees  for  selling  lots  owned  by
Scafholding. In the years ended December 31, 2001, 2000 and 1999, the Company earned $205,878, $38,520 and $74,240, respectively, in fees for sold lots.

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

     In addition to the matters discussed above, the Company is a party to other litigation relating to the conduct of its business, which is routine in nature and, in the opinion of management, should have no material effect upon the Company's operation.

9.   Common Stock and Earnings Per Share Information

     Net income (loss) per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires net income (loss) per share information to be computed using a simple weighted average of common shares outstanding during the periods presented.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



9.   Common Stock and Earnings Per Share Information (continued)

     The net earnings (loss) for 2001, 2000 and 1999 were $352,000, $(1,042,000)
and $(367,000) , respectively. The average number of shares of common stock and common stock equivalents used to calculate basic earnings (loss) per share in 2001, 2000 and 1999 was 13,544,277.

10.  Subsequent Events

     Between January 1, 2002 and February 8, 2002, Swan loaned the Company $500,000 under similiar terms as described in Note 5. These funds were used to meet the Company's current working capital requirements.

     In January and February 2002, the Company transferred contracts receivable with a face value of approximately $260,000 to Scafholding and contracts receivable with a face value of approximately $403,000 to Swan under terms described in Note 5.

11.  Capital Transactions

     On December 13, 2001, the Board of Directors approved a 1 for 500,000 reverse split of the Company's common stock and a related amendment to the Company's Articles of Incorporation reducing the number of authorized shares to
30. Both actions are subject to stockholder approval. The Company has filed a Form 13E(3) and a preliminary proxy statement related to the proposals. The effect of the reverse split will be to reduce the number of the Company's stockholders to two stockholders: Selex International, B.V., a Netherlands corporation ("Selex") and Yasawa Holdings, N.V., a Netherlands Antilles corporation ("Yasawa"). The date of the meeting of stockholders to consider both matters will be determined upon the conclusion of SEC review.

12.  Investment in Venture

     During 2001, the Company entered into a joint venture agreement (the "Venture") with Scafholding (see Note 1) for the purchase of property tax certificates, application of tax deeds, administration and the acquisition and sale of land. The Company provides administrative, managerial, sales and marketing services to the Venture. The Company is reimbursed by the Venture for all commissions and marketing costs plus an administrative fee of 10% of all sales consummated. Scafholding provides financing to the Venture and has loaned the Venture approximately $1,200,000 as of December 31, 2001. Interest on the outstanding debt accrues at prime plus one percent (5.75% at December 31, 2001). There were no reimbursements or administrative fees earned for 2001. Net income is to be distributed equally between the Company and Scafholding. The Company records its investment in the Venture using the equity method of accounting as control of the Venture rests with Scafholding as specified in the joint venture agreement.

                 SUPPLEMENTAL UNAUDITED QUARTERLY FINANCIAL DATA
                    (in thousands, except per share amounts)


                                   Net Income
                                     (Loss)
                                      From
                                   Operations
                                     Before          Net
                                     Income        Income
              Revenues               Taxes         (Loss)
              --------             ----------     -------

2001
  First....    $ 3,407             $     61       $    61
  Second...    $ 3,495             $     44       $    44
  Third....    $ 3,029             $     15       $    15
  Fourth...    $ 4,214             $    232       $   232
               -------             --------       -------
Total......    $14,145             $    352       $   352
               =======             ========       =======

2000
  First....    $ 2,087             $   (402)      $  (402)
  Second...    $ 2,503             $    (69)      $   (69)
  Third....    $ 2,794             $     69       $    69
  Fourth...    $ 2,233             $   (640)      $  (640)
               -------             --------       -------
Total......    $ 9,617             $ (1,042)      $(1,042)
               =======             ========       =======

1999
  First.....   $ 2,184             $   (297)      $  (297)
  Second....     2,277                 (222)         (222)
  Third.....     2,046                 (280)         (280)
  Fourth....     2,330                  432           432
               -------             --------       -------
Total.......   $ 8,837             $   (367)      $  (367)
               =======             ========       =======




Earnings (Loss) Per Share
                                             Net Income
                                               (Loss)
                                             ----------
2001
  First...............................       $   .01
  Second..............................           .00
  Third...............................           .00
  Fourth..............................           .02
                                             -------
Total.................................       $   .03
                                             =======

2000
  First...............................       $  (.03)
  Second..............................          (.01)
  Third...............................           .01
  Fourth..............................          (.05)
                                             --------
Total.................................       $  (.08)
                                             =======

1999
  First...............................       $  (.02)
  Second..............................          (.02)
  Third...............................          (.02)
  Fourth..............................           .03
                                             -------
Total.................................       $  (.03)
                                             =======

ITEM 9.

                         INDEPENDENT PUBLIC ACCOUNTANTS


Audit Fees

The Company paid audit and review fees to James Moore & Co. P.L. totaling $60,900 for the year ended December 31, 2001.

Financial Information Systems and Implementation Fees

The Company did not incur any fees or costs associated with financial information systems or implementation fees.

All Other Fees

The Company paid fees to James Moore & Co. P.L. for preparation of tax related documentation in the amount of $8,450 for the year ended December 31, 2001.

ITEM 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors of the Company

     The  Board  of  Directors  of  the  Company  presently   consists  of  five
individuals: Antony Gram (Chairman of the Board), Christel DeWilde, George W. Fischer, Rudy Gram and Thomas B. McNeill.

     The table below sets forth the names of the present directors of the Company, together with certain information as of March 14, 2002 with respect to each of them. The entire Board of Directors is elected annually to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. in names of the directors and certain information as of March 14, 2002 with respect to each of them is set forth below, in alphabetical order. Unless otherwise indicated, each nominee has held the position shown, or has been associated with the named employer in the executive capacity shown, for more than the past five years.


                                                                        Year
                                                                        First
                                                                        Elected
Name and Age           Principal Occupation and Other Information       Director
--------------------   ------------------------------------------       --------
Christel DeWilde, 39   Financial Analyst for Antony Gram since          1998
(b)(d)                 February 1995.  Prior to joining Mr. Gram,
                       Ms. DeWilde was Chief Financial Officer of the Sab Wabco Group, Brussels, Belgium from
                       December 1992 to February 1995.  From May
                       1991 to December 1992, Ms. DeWilde was audit manager for Marcel Asselberghs & Co.

George W. Fischer, 61  Mr. Fischer is retired.  From 1975 through       1992
(a),(b),(c)            1995 he served as President of H.E.C.Fischer,
                       Inc., a closely held real estate company.

Antony Gram, 59        Chairman of the Board of Directors and Chief     1992
                       July 13, 1994 and President since October 2,
                       1998. For more than the past five years, Mr.
                       Gram has served as Managing Director of
                       Gramyco, a scaffolding company, based in Belgium.

Rudy Gram, 38          Vice President, Swan Development Corporation,    1995
(a),(c), (e)           based in St. Augustine, Florida since 1995.

Thomas B. McNeill, 67  Retired partner of Mayer, Brown & Platt,         1975
(b),(d)                The law firm of Mayer, Brown & Platt has
                       performed legal services on the Company's behalf.

Current Committee Members & Affiliations:
               (a)     Member, Executive Committee.
               (b)     Member, Audit Committee.
               (c)     Member, Executive Compensation Committee.
               (d)     Member, Nominating Committee.
               (e)     Rudy Gram is the son of Antony Gram.

Additional Information Concerning the Board of Directors

     Currently, Directors DeWilde, McNeill and Rudy Gram receive a fee of $1,000 per month for services as a Director of the Company and are reimbursed for travel and related costs incurred with respect to committee and board meetings. Mr. Fischer receives a fee of $1,600 per month for services as a Director of the Company and as the Board's representative on the Management Committee; he is also reimbursed for travel and related costs incurred with respect to committee and board meetings. Mr. Antony Gram does not receive a monthly Director's fee; however, he is reimbursed for travel and related costs incurred with respect to committee and board meetings and other Company business activities.

     The Board of Directors has several standing committees: an Executive Committee, an Audit Committee, an Executive Compensation Committee and a Nominating Committee.

     The Executive Committee, of which Antony Gram is Chairman, exercises certain powers of the Board of Directors during the intervals between meetings of the Board and met once during 2001.

     The Audit Committee, of which Mr. McNeill is Chairman, confers with the independent auditors of the Company and otherwise reviews the adequacy of internal controls, reviews the scope and results of the audit, assesses the accounting principles followed by the Company, and recommends the selection of the independent auditors. There were two meetings of the Audit Committee during 2001.

     The Executive Compensation Committee is chaired by Mr. Fischer, who serves on no similar committee of any other company. While the other members of the Committee, Messrs. Antony Gram and Rudy Gram, may serve together as directors of other companies, none serves as a member of any other compensation committee. The Committee reviews the methods and means by which management is compensated, studies and recommends new methods of compensation, and reviews the standards of compensation for management. In addition, the Executive Compensation Committee administers the Annual Executive Bonus Plan. No member of the Committee is eligible to participate in any of the Company's compensation and benefit plans. See "Compensation Committee Report." The Executive Compensation Committee held one meeting during 2001.

     The Nominating Committee, of which Mr. McNeill is Chairman, recommends to the Board of Directors nominees to fill additional directorships that may be created and to fill vacancies that may exist on the Board of Directors. There was one meeting of the Nominating Committee during 2001, held as part of a Board of Directors meeting. The Nominating Committee will consider nominees recommended by stockholders. Recommendations by stockholders should be submitted to the Secretary of the Company and should identify the nominee by name and provide detailed background information. Recommendations received by December 31, 2002 will be considered by the Nominating Committee for nomination at the 2003 Annual Meeting.

     During 2001, the Board of Directors held three meetings. Each director attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all committees on which he or she served.

Executive Officers of the Company

     The table below sets forth the executive officers of the Company as of March 14, 2002 (officers, not assistant officers, compensated in excess of $40,000 in 2001 and the Chairman of the Board), their ages and their principal occupations during the past five years. Each has been appointed to serve in the capacities indicated until their successors are appointed and qualified, subject to their earlier resignation or removal by the Board of Directors.

                                            Principal Occupation
Name and Age                             During the Past Five Years
----------------------------     -----------------------------------------------
Antony Gram, 59.............     Chairman of the Board of Directors and Chief
                                 Executive Officer of the Company since July 13,
                                 1994 and President since October 2, 1998. For more than the past five years, Mr. Gram has served as Managing Director of Gramyco, a scaffolding company, based in Belgium.

                                            Principal Occupation
Name and Age                             During the Past Five Years
----------------------------     -----------------------------------------------


Sharon J. Hummerhielm, 52...     Mrs. Hummerhielm joined the Company in March
                                 1975.  She was appointed Executive Vice
                                 President and Corporate Secretary on October 2,
                                 1998 after having served as Vice President-
                                 Administration and Corporate Secretary since
                                 May 1995 and Vice President - Administration prior to that time.

John R. Battle, 33.........      Mr. Battle joined the Company as its Treasurer
                                 in April 2001. From January 2000 until joining the Company, he served as Controller for a manufacturing company in the local area. From
                                 1997 to 2000 he worked in public accounting with PricewaterhouseCoopers LLP and Crippen,
                                 Crippen and Trice LLP.

ITEM 11.

                             EXECUTIVE COMPENSATION

     Due to the Company's liquidity situation, Antony Gram has served as Chairman of the Board , Chief Executive Officer and President of the Company without compensation. The Securities and Exchange Commission's rules on executive compensation disclosure require, however, that the Summary Compensation Table which appears below, depict the compensation for the past three years of the Company's chief executive officer and its four most highly compensated executive officers whose annual salary and bonuses exceed $100,000. Accordingly, the table set forth below, discloses the annual compensation paid to Antony Gram (Chairman of the Board, Chief Executive Officer and President) and Sharon Hummerhielm (Executive Vice President and Corporate Secretary) for the three years ended December 31, 2001.

Summary Compensation Table

                          Annual                           Long Term
                          Compensation                     Compensation
                          -------------------------------------------------------------------------------
                                                           Awards                           Payouts
                                                           ------------------------         -------------
Name and         Fiscal   Salary      Bonus  Other Annual  SARs/Restricted  Stock   LTIP    All Other
Principal        Year      ($)         ($)   Compensation   Stock Awards    Options Payouts Compensation
Position                                     (a)                              (#)            ($)
---------------------------------------------------------------------------------------------------------
Antony Gram,     2001      --          --        --           --              --     --           --
Chairman of the  2000      --          --        --           --              --     --           --
Board, President 1999      --          --        --           --              --     --           --
& CEO

Sharon J.        2001     $122,947     --        --           --              --     --           --
Hummerhielm      2000     $122,939   $10,245(b)  --           --              --     --           --
Exec. VP &       1999     $112,500   $22,500(b)  --           --              --     --           --
Corporate Sec'y


     -------

(a) In accordance with the rules of the Commission, amounts totaling less than the lower of $50,000 or 10% of the total annual salary and bonus have been omitted.

(b) Ms.Hummerhielm was awarded a bonus of $10,245 in 2000, which was not paid until January 2001; $22,500 in 1999, which was not paid until January 2000.

Employment Contracts

     One executive officer, Mrs. Hummerhielm, is employed pursuant to an employment agreement which provides that if her employment is terminated due to death, payment of compensation to her beneficiary continues for six months and, if employment is otherwise terminated by the Company without cause (defined as gross misconduct), she is entitled to receive one year's compensation, payable in twenty-four equal semi-monthly installments. For purposes of this agreement, compensation includes salary, car allowances, vacation pay, fringe benefits, benefit plans, perquisites and other like items.

                          COMPENSATION COMMITTEE REPORT

Compensation Philosophy

     It is the goal of the Company and this Committee to align all compensation, including executive compensation, with business objectives and both individual and corporate performance, while simultaneously attracting and retaining employees who contribute to the long-term success of the Company. The Company attempts, within its resources, to pay competitively and for performance and management initiative, while striving for fairness in the administration of its compensation program.

Executive Compensation Program

     It has long been the policy of the Company to encourage and enable employees upon whom it principally depends to acquire a personal proprietary interest in the Company. In prior years, the total executive compensation program of the Company consisted of both cash and equity-based compensation and was comprised of three key elements: salary, an annual bonus and a long term incentive plan.

     Salary
     ------

     Salaries paid to officers (other than the Chief Executive Officer and President) are based upon the Committee's review of the nature of the position, competitive salaries and the contribution, experience and Company tenure of the officer. Salaries (if any) paid to the Chief Executive Officer and President are determined by the Committee, subject to ratification by the Board of Directors and are based upon the Committee's subjective evaluation of contributions to the Company, performance and salaries paid by competitors to their Chief Executive Officer and President. Since January 1999, Mrs. Hummerhielm, and two other assistant officers were granted salary increases.

     Annual Bonus
     ------------

     Although the Company's liquidity situation has required the Company to limit the awarding of bonuses to only certain limited instances, it is the intention of the Committee that an executive's annual compensation consist of a base salary and an annual bonus. All officers and managerial employees of the Company (except those who are otherwise entitled to receive additional compensation) will be considered by the Compensation Committee for a bonus. Such bonuses are earned based upon the success of the Company, or of the subsidiary or division for which the individual is responsible, in achieving its goals. There were no bonuses awarded to, earned by, or paid to, any officer of the Company during or in respect to 2001.

     Long Term Incentive Program
     ---------------------------

     Presently, there are no long-term cash and equity incentives provided through any Stock Plan.

     Chief Executive Officer Compensation
     ------------------------------------

     Since July 13, 1994, Antony Gram has served as Chairman of the Board and Chief Executive Officer of the Company. In October 1998, he was also appointed to the position of President. Mr. Gram has been responsible for resolving the problems facing the Company and developing an alternative business plan to enable the Company to continue as a going concern. During the process of resolving such difficulties and developing such plan, Mr. Gram has agreed to serve without compensation, with the understanding that all ordinary, necessary and reasonable expenses incurred by him in the performance of his duties, including travel and temporary living expenses, will be reimbursed by the Company and with the further understanding that the Committee and the Board will thereafter consider establishing an appropriate salary to be paid him for his services.

     Compliance With Internal Revenue Code Section 162(m)
     ----------------------------------------------------

     Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the corporation's Chief Executive Officer and four other mostly highly compensated executives officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The compensation currently paid to the Company's Chief Executive Officer and highly compensated executive officers does not approach the $1,000,000 threshold, and the Company does not anticipate approaching such threshold in the foreseeable future. Nevertheless, the Company intends to take the necessary action to comply with the Code limitations.

     Future Compensation Trends
     --------------------------

     The Committee anticipates undertaking a review of all compensation programs and policies of the Company, and making appropriate modifications and revisions, in conjunction with the Company's development of future business plans.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Based upon information furnished to the Company or contained in filings made with the Commission, the Company believes that the only persons who beneficially own more than five percent (5%) of the shares of the Common Stock of the Company are Yasawa (52.41%), Selex (20.82%) and Antony Gram, through his holdings in Selex and Yasawa (73.23%).

     All of the issued and outstanding stock of Selex, Gerrit van den Veenstraat 70, Amsterdam, The Netherlands, is owned by Wilbury a majority of which is, in turn, owned by Antony Gram. As the majority shareholder of Wilbury, Antony Gram is treated as the beneficial owner of all of the Company's Common Stock held by Selex. In addition, Mr. Gram beneficially owns Yasawa, c/o Zarf Trust Corporation, N.V., 1-5 Plaza JoJo Correa, P.O.Box 897, Willenstad, Curacao, Netherlands Antilles. Since Yasawa is the direct owner of 7,098,975 shares of the Common Stock of the Company, and Selex is the direct owner of 2,820,066 shares of the Common Stock of the Company, Mr. Gram is deemed to be the beneficial owner of an aggregate of 9,919,041 shares of Common Stock of the Company (73.23%).

     The following table sets forth information, as of March 14, 2002, concerning the beneficial ownership by all directors and nominees, by each of the executive officers named in the Summary Compensation Table (the "Summary Compensation Table") and by all directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined under the rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.

                                         Amount and Nature             Percent
                                         of Beneficial Ownership       of Class
                                         -----------------------       --------
Current Directors and/or Nominees:
    Address: c/o The Deltona Corporation
             8014 SW 135th Street Road
             Ocala, FL 34473

               George W. Fischer.......       35,000 - Direct             *
               Antony Gram ............    9,919,041 - Indirect         73.23%
               Rudy Gram...............      324,378 - Direct            2.39%
               Thomas B. McNeill ......          200 - Direct             *
               Christel DeWilde........          -0-                      *

Current Executive Officers named in
 Summary Compensation Table:
    Address: c/o The Deltona Corporation
             8014 SW 135th Street Road
             Ocala, FL 34473

               Antony Gram.............    9,919,041 - Indirect         73.23%
               Sharon J. Hummerhielm...          200 - Direct             *

All executive officers and directors as
 a group, consisting of 7 persons
 (including those listed above)........   10,278,819                    75.89%

-------------
     *    Represents holdings of less than 1%.

     Based upon information furnished to the Company or contained in filings made with the Commission, the Company believes that the only persons who beneficially own more than five percent (5%) of the shares of the Common Stock of the Company are Yasawa (52.41%), Selex (20.82%) and Antony Gram, through his holdings in Selex and Yasawa (73.23%).

     Mr. Rudy Gram, a member of the Board of Directors is the son of Mr. Antony Gram.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     The Securities Exchange Act of 1934 requires the Company's directors, its executive officers and any persons holding more than ten percent of the Company's Common Stock to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Commission. Under the
Section 16(a) rules, the Company is required to disclose in this Proxy Statement any failure to file such required reports by their prescribed due dates.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, all
Section 16(a) filing requirements were satisfied.

ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Executive Compensation Committee (the "Committee") is comprised of Mr. Fischer, Chairman, and Messrs. Antony Gram and Rudy Gram.

     Mr. Antony Gram, a member of the Committee, has served as Chairman of the Board and Chief Executive Officer of the Company, and thus, as an executive officer of the Company, since July 13, 1994. Additionally, Mr. Antony Gram is deemed to be the beneficial owner of 73.23% of the Company's Common Stock since he is the beneficial owner of Yasawa Holdings, N.V. ("Yasawa") (which holds 52.41% of the Common Stock of the Company as of March 15, 2002), as well as the holder of a majority equity interest in Wilbury International N.V., a Netherlands Antilles corporation ("Wilbury"), which owns all of the issued and outstanding stock of Selex International B.V. ("Selex) (which holds 20.82% of the Common Stock of the Company as of March 15, 2002). See "Ownership of Voting Securities of the Company."

     Mr. Rudy Gram, a member of the Committee, a member of the Board of Directors and a candidate for re-election to the Board of Directors, is the son of Mr. Antony Gram. See "Ownership of Voting Securities of the Company."

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

     Scafholding agreed to purchase contracts receivable at 65% of face value, with recourse, to meet the Company's ongoing capital requirements. During 1998, Scafholding purchased approximately $1,396,000 in contracts receivable from the Company.

     As of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding. The Company's outstanding debt to Yasawa as of December 31, 2001 was $4,200,000. The terms of repayment of the restructured Yasawa loan provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, with recourse. Interest accrues on the declining balance at the rate, effective January 1, 1999, of 6% per annum. The interest rate was again changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of December 31, 2001, the total amount of interest accrued is approximately $1,456,000, which is included in accrued expenses.

     From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan, which is secured by a second lien on the Company's receivables, was $5,929,000 as of December 31, 2001. The Company signed a promissory note to Swan in March 1999, which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There is no interest for the first six months after an advance of money is received from Swan by the Company; thereafter the interest was 6% per annum on the outstanding balance of the advance. The interest rate was changed effective January 1, 2001 to the prime rate, to be adjusted semi-annually thereafter, to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. From January 2001 to June 2001, the interest rate on the outstanding debt was 9.5%, which was prime. As of July 2001, the interest rate on the outstanding debt has been adjusted to 6.5%, which equals the prime rate as of July 1, 2001. As of December 31, 2001, the total amount of interest accrued is approximately $591,000, which is included in accrued expenses.

     For 2001, the Company recorded interest expense for the first six months of each loan advance from Swan that is non interest bearing at the prime rate, the Company's incremental borrowing rate. Since the interest is not paid to Swan, the amount calculated is recorded as a capital contribution increase to capital surplus. For 2001, the Company recorded interest expense and a capital contribution in the amount of approximately $170,000.

     For 2000 and 1999, the company recorded interest expense on all outstanding debt balances to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was recorded as a capital contribution increase to capital surplus. For 2000 and 1999, the Company recorded interest expense and a capital contribution in the amount of approximately $408,000 and $423,000, respectively.

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

     During 2001, the Company entered into a joint venture agreement (the "Venture") with Scafholding, (see Note 1), for the purchase of property tax certificates, application of tax deeds, administration and the acquisition and sale of land. The Company provides administrative, managerial, sales and marketing services to the Venture. The Company is reimbursed by the Venture for all commissions and marketing costs plus an administrative fee of 10% of all sales consummated. Scafholding provides financing to the Venture and has loaned the Venture approximately $1,200,000 as of December 31, 2001. Interest on the outstanding debt accrues at prime plus one percent (5.75% at December 31, 2001). Net income is to be distributed equally between the Company and Scafholding. The Company records its investment in the Venture on the equity method as control of the Venture rests with Scafholding as specified in the joint venture agreement.

     In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse. The Company has an agreement with Swan whereby Swan may loan the Company funds to be repaid with contracts receivable at 90% of face value, with recourse.

     On December 13, 2001, the Board of Directors approved a 1 for 500,000 reverse split of the Company's common stock and a related amendment to the Company's Articles of Incorporation reducing the number of authorized shares to
30. Both actions are subject to stockholder approval. The Company has filed a Form 13E(3) and a preliminary proxy statement related to the proposals. The effect of the reverse split will be to reduce the number of the Company's stockholders to two stockholders: Selex International, B.V., a Netherlands corporation ("Selex") and Yasawa Holdings, N.V., a Netherlands Antilles corporation ("Yasawa"). The date of the meeting of stockholders to consider both matters will be determined upon the conclusion of SEC review.

ITEM 14

         (a)   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


               1.   Financial Statements

                    See Item 8, Index to Consolidated Financial
                    Statements and Supplemental Data.


               2.   Financial Statement Schedules
                                                                          Page
                                                                          -----
                    Independent Auditors' Report..........                  52

                    Schedule VIII - Valuation and
                      qualifying accounts for the three
                      years ended December 31, 2001.......                  53

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

         (b)   Reports on Form 8-K

               On December 13, 2001, the Board of Directors approved a 1 for 500,000 reverse split of the Company's common stock and a related amendment to the Company's Articles of Incorporation reducing the number of authorized shares to 30. Both actions are subject to stockholder approval. The Company has filed a Form 13E(3) and a preliminary proxy statement related to the proposals. The effect of the reverse split will be to reduce the number of the Company's stockholders to two stockholders: Selex International, B.V., a Netherlands corporation ("Selex") and Yasawa Holdings, N.V., a Netherlands Antilles corporation ("Yasawa"). The date of the meeting of stockholders to consider both matters will be determined upon the conclusion of SEC review. A report on Form 8-K was filed on December 18, 2001 relating to the preliminary filing of the 1 for 500,000 reverse split of the Company's common stock.

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THE DELTONA CORPORATION:


     We have audited the consolidated financial statements of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 and have issued our reports thereon dated February 8, 2002 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's ability to continue as a going concern), included elsewhere in this Annual Report on Form 10-K. Our audit also included the financial statement schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




JAMES MOORE & COMPANY P.L.
Certified Public Accountants
Gainesville, Florida
February 8, 2002


                                                                   SCHEDULE VIII

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                                 Additions
                                                                                 Charged to
Those Valuation and Qualifying Accounts                Balance at  Revenues,     Deductions     Balance at
Which are Deducted in the Balance Sheet                Beginning   Costs, and    from           End of
  from the Assets to Which They Apply                  of Period   Expenses      Reserves       Period
---------------------------------------                ----------  -----------   ----------     ----------
Year ended December 31, 2001


  Allowance for uncollectible contracts(a) .........   $  291      $ 2,198        $  2,284       $  205
                                                       ======      =======        ========       ======

  Unamortized contract valuation discount(b)........   $  264      $    73        $    199       $  138
                                                       ======      =======        ========       ======


Year ended December 31, 2000


  Allowance for uncollectible contracts(a) .........   $  606      $ 1,641        $  1,956       $  291
                                                       ======      =======        ========       ======

  Unamortized contract valuation discount(b)........   $  293      $   267        $    296       $  264
                                                       ======      =======        ========       ======

Year ended December 31, 1999


  Allowance for uncollectible contracts(a) .........   $  945      $   322        $    661       $  606
                                                       ======      =======        ========       ======

  Unamortized contract valuation discount(b)........   $  401      $   172        $    280       $  293
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

THE DELTONA CORPORATION
  (Company)


By:/s/ John R. Battle                           DATE:         March 26, 2002
   ----------------------
   John R. Battle, Treasurer

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

  /s/ Christel DeWilde
------------------------------------------------
      Christel DeWilde, Director

  /s/George W. Fischer
------------------------------------------------
        George W. Fischer, Director

 /s/Rudy Gram
------------------------------------------------
        Rudy Gram, Director

 /s/Thomas B. McNeill
------------------------------------------------
        Thomas B. McNeill, Director             DATE:        March 26, 2002


                              INDEX TO EXHIBITS
                                                                                 Sequentially
Exhibit                                                                            Numbered
Number                  Exhibits                                                     Page
--------                -------------------------------------------------------- ------------
 2(a)                   Purchase Agreement dated November  6,  1985,  among  the
                        Company,  its  utility  subsidiaries  and  Topeka  Group
                        Incorporated, including as exhibits  thereto the form of
                        Deltona  Warrant, the form of Utility Subsidiary Warrant
                        and the form of Security Agreement. Incorporated  herein
                        by reference to Exhibit 2(a) to the  Company's Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        1985.

 2(b)                   Stock  Redemption  and Stock  Purchase  Agreement  dated
                        November 8, 1985, by and among the Company, its utility subsidiaries and Topeka Group Incorporated, including as an exhibit the specimen Articles of Amendment of Deltona
                        Utilities,  Inc.  Incorporated  herein by  reference  to
                        Exhibit 2(b) to the Company's  Quarterly  Report on Form
                        10-Q for the quarter ended September 30, 1985.

 2(c)                   Agreement dated November 17, 1987 modifying the November
                        6, 1985 Purchase Agreement among the Company, its utility subsidiaries and Topeka Group, Incorporated, including as an exhibit thereto a specimen Amended Stock
                        Redemption and Stock Purchase Agreement by and among the Company, its utility subsidiaries and Topeka Group, Incorporated.*

 2(d) Letter to American Stock Transfer to Transfer 6,809,338 shares of common stock to Yasawa Holding N.V.

 3(a)                   Restated Certificate of Incorporation and Certificate of
                        Designation, Preferences and Rights relating to the Series A Cumulative Preferred Stock of the Company.*

 3(b)                   By-laws of the Company. ++

 4(a) Fifth Amended and Restated Credit and Security Agreement dated as of March 25, 1987, between the Company, certain subsidiaries of the Company, Citibank, N.A., and certain other banks. Incorporated herein by reference to Exhibit
                        4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1987.

 4(b)                   Modification Agreement, dated  June 30, 1988, to Exhibit
                        4(b). Incorporated by reference to Exhibit4 to Company's
                        Quarterly Report on Form 10-Q for the quarter ended June
                        24, 1988.

 4(C)                   Extension of Maturity Date,  dated January 30, 1989,  to
                        Exhibit 4(b).***

 4(d)                   Extension of Maturity Date,  dated January 31, 1990,  to
                        Exhibit 4(b).****

 4(e)                   Conveyance   Agreement  between  the  Company,   certain
                        subsidiaries of the Company, Citibank, N.A., and certain
                        other banks. Incorporated herein by reference to Exhibit
                        4 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended September 27, 1991.

 4(f) Sixth Amended and Restated Credit and Security Agreement dated as of June 18, 1992, between the Company, certain subsidiaries of the Company, Citibank, N.A., and certain other banks, including therewith the Receivables Sharing
                        Agreement and the form of Warrant issued to the banks.++

 4(g)                   Option granted to  Selex  Sittard  B.V.,  dated June 19,
                        1992. Incorporated by reference to Exhibit4 to Company's
                        Quarterly Report on Form 10-Q for the quarter ended June
                        26, 1992.

 4(h)                   Waiver and  Relinquishment  by Selex Sittard B.V., dated
                        September 14, 1992, as to certain shares under option pursuant to that Option granted Selex Sittard B.V. on June 19, 1992. Incorporated by reference to Exhibit 4 to
                        Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1992.

 4(i)                   Seventh Amendment to Credit and Security Agreement dated
                        December 2, 1992 by and among Yasawa Holdings, N.V., the
                        Company and certain subsidiaries of the Company. +++

 4(j)                   Warrant  Exercise  and Debt  Reduction  Agreement  dated
                        December 2, 1992  by  and between the Company and Yasawa
                        Holdings, N.V. +++

 4(k)                   Loan Agreement  dated April 30, 1993 between the Company
                        and Selex  International,  B.V., including therewith the
                        Mortgage  and  Note  entered  into   pursuant   thereto.
                        Incorporated  herein by  reference  to  Exhibit 4 to the
                        Company's  Quarterly Report on Form 10-Q for the quarter
                        ended March 26, 1993.

 4(l)                   Loan  Agreement  dated July 14, 1993 between the Company
                        and Selex  International  B.V,  including  therewith the
                        Mortgage  and  Note  entered  into   pursuant   thereto.
                        Incorporated  herein by  reference  to  Exhibit 4 to the
                        Registrant's  Quarterly  Report on Form 10-Q  dated June
                        25, 1993.






                              INDEX TO EXHIBITS
                                                                                 Sequentially
Exhibit                                                                            Numbered
Number                  Exhibits                                                     Page
--------                -------------------------------------------------------- ------------
4(m)                    First,  Second,  Third,  Fourth and Fifth  Amendments to
                        Loan   Agreement   dated  July  14,  1993   between  the
                        Registrant and Selex International,  B.V.,  Incorporated
                        herein by  reference  to  Exhibit 4 to the  Registrant's
                        Report on Form 8-K dated February 17, 1994.

4(n)                    Eighth   Amendment  and  Consolidation  of  Credit   and
                        Security  Agreement between the Company and Yasawa dated
                        November 13, 1997.++++

4(o) Renewal Promissory Note from the Company to Yasawa in the amount of $6,692,732 dated November 13, 1997.++++

4(p)                    Consolidated   Mortgage   Modification   and    Spreader
                        Agreement between the Company and Yasawa dated  November
                        13, 1997.++++

4(q) Partial Release of Mortgage and Financing Statement from the Company to Yasawa dated November 13, 1997.++++

4(r)                    Satisfaction  of  Mortgage   dated   November  13,  1997
                        from Selex International, B.V. for Selex I loan.++++

4(s)                    Satisfaction  of  Mortgage  dated November 13, 1997 from
                        Selex international, B.V. for Selex II loan.++++

4(t)                    General  Release  from  Selex  International, B.V. dated
                        November 13, 1997.++++

4(u)                    Renewal Promissory Note from the Company to Scafholding,
                        B.V. in the amount of $2,293,950 dated November 13, 1997
                        ++++

4(v)                    Satisfaction   of   Mortgage  dated  January  28,  1998,
                        effective December 30, 1997 , of the  Mortgage  given by
                        the Company to  the  Division  of  Florida  Land  Sales,
                        Condominiums and Mobile Homes.++++

4(w)                    UCC3  effective  December  30, 1997 from the Division of
                        Florida  Land  Sales,   Condominiums  and  Mobile  Homes
                        releasing   its   lien   on  the   Company's   contracts
                        receivable.++++

4(x) Promissory Note from the Company to Swan in the amount of $5,690,000 dated March 26, 1999.+++++

10(a)                   Employment  Agreement  dated  June 15, 1992  between the
                        Company and Earle D. Cortright, Jr.++

10(b)                   Employment Agreement dated  November 1, 1988 between the
                        Company and Michelle R. Garbis.**

10(c)                   Agreement dated June 15, 1992  extending  the Employment
                        Agreement dated November 1, 1988,as amended, between the Company and Michelle R. Garbis.++

10(d)                   Employment Agreement dated February 28, 1992 between the
                        Company and David M. Harden and amendment thereto dated
                        June 15, 1992.++

10(e)                   Employment  Agreement dated  June 15, 1992  between  the
                        Company and Sharon J. Hummerhielm. ++

10(f)                   Employment  Agreement  dated  June 15, 1992  between the
                        Company and Charles W. Israel.++

10(g)                   Letter  Agreement  dated  October 26, 1988  between  the
                        Company and Stephen J. Diamond. **

10(h)                   1982  Employees'  Incentive  Stock  Option  Plan.
                        Incorporated  herein  by  reference  to  Exhibit 4(g) to
                        Company's   Registration   Statement   on   Form    S-8,
                        registration number 2-78904.

10(i)                   Annual  Executive  Bonus  Plan  adopted  by  the Company
                        on November 13, 1986.   Incorporated herein by reference
                        to Exhibit 10(x)  to the Company's Annual Report on Form
                        10-K for the year ended December 26, 1986.

10(j)                   1987  Stock  Incentive  Plan  adopted  by the Company on
                        November 13, 1986,  subject  to  the   approval  of  the
                        Company's stockholders. Incorporated herein by reference
                        to Exhibit 10(y)  to the Company's Annual Report on Form
                        10-K for the year ended December 26, 1986.

10(k)                   Resolution of the Board of  Directors of Company adopted
                        February 25, 1987 amending the 1982 Employees' Incentive
                        Stock Option Plan.   Incorporated herein by reference to
                        Exhibit 10(d) to the Company's Annual Report on Form 10K
                        for the year ended December 26, 1986.


                           INDEX TO EXHIBITS
                                                                                 Sequentially
Exhibit                                                                            Numbered
Number                  Exhibits                                                     Page
--------                -------------------------------------------------------- ------------
10(l)                   Amendment to  Annual Executive Bonus Plan, as adopted by
                        the Company on October 20, 1988.**

10(m) Amendment to 1987 Stock Incentive Plan, as adopted by the Company on October 20, 1988.**

10(n) Settlement Agreement, made and entered into by and between the National Audubon Society, Collier County
                        Conservancy,

                        Florida  Audubon  Society,  Environmental  Defense Fund,
                        Florida Division of the Izaak Walton League, Department of Environmental Regulation of the State of Florida, the Board of Trustees of the Internal Improvement Trust
                        Fund, the Department of Veteran and Community Affairs of the State of Florida, the South Florida Water Management
                        District and Company dated July 20, 1982, and Agreement of Exchange executed pursuant thereto, dated March 24, 1984. Incorporated herein by reference to Exhibit 10(C) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1984.

10(o)                   Agreement,  retroactive  to  June 19, 1992, amending the
                        Employment  Agreement  dated  June  15, 1992 between the
                        Company and Earle D. Cortright, Jr. Incorporated herein by reference to Exhibit 10(o) to the Company's Annual
                        Report on Form 10-Kfor the year ended December 31, 1993.

10(p) Employment Agreement, effective July 15, 1992, between the Company and Joseph Mancilla, Jr. Incorporated herein by reference to Exhibit 10(p) to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1993.

10(q)                   Sale, Purchase, Repurchase and Servicing Agreement dated
                        October 7,1988 between the Company and Morsemere Federal
                        Savings Bank.**

10(r)                   Agreement dated  February  27,  1989 between Company and
                        Oxford Finance Companies, Inc.***

10(s)                   Agreement dated  February 7, 1990  between  Company  and
                        Oxford Finance Companies, Inc.****

10(t) Promissory Note dated October 12, 1990 from the Company to Empire of Carolina, Inc.+

10(u)                   Settlement  Agreement  dated  November  6, 1989  between
                        Company and Topeka Group Incorporated. Incorporated herein by reference to Exhibit 10 to the Company's
                        Quarterly  Report  on Form  10-Q for the  quarter  ended
                        September 29, 1989.

10(v)                   Loan  and Escrow Agreement dated June  15,  1992 between
                        Company and Selex Sittard B.V., including therewith the Mortgage and Note entered into pursuant thereto.++

10(w)                   Agreement dated  June  12,  1992 between Company and The
                        Oxford  Finance Companies, Inc., including therewith the
                        Collateral   Trust   Agreement   entered  into  pursuant
                        thereto.++

10(x)                   The  1992  Deltona  Consent  Order, dated June 17, 1992,
                        between  Company and the State of Florida, Department of
                        Business Regulation,  Division  of  Florida  Land Sales,
                        Condominiums   and   Mobile   Homes  (the  "Division"),
                        including therewith the Escrow  Agreement  entered  into
                        pursuant thereto.++

10(y)                   The St.  Augustine  Shores Restated Consent Order, dated
                        June 17, 1992, between Company and the Division.++

10(z) The Consent Order, dated June 15, 1992, between Company and the Division pertaining to ad valorem taxes on real estate.++

10(aa) Agreement of Purchase and Sale dated December 2, 1992 between the Company and Scafholding, B.V. +++

10(bb)                  Citrus Springs Joint Venture Agreement dated December 2,
                        1992  between  the   Company  and   Citony   Development
                        Corporation.+++

10(cc) Agreement of Purchase and Sales dated December 2, 1992 between the Company, Margolf Investments, Inc. and Five
                        Points Title Service Co., Inc., as Escrow Agent. +++

10(dd) Lease Agreement dated December 2, 1992 between Margolf as Landlord and the Company as Tenant. +++

10(ee)                  Loan Agreement dated December 2,1992 between Scafholding
                        B.V. and the Company. +++

10(ff) Employment Agreement, effective March 15, 1993, between the Company and Bruce M. Weiner. Incorporated herein by reference to Exhibit 10(ff) to the Company's Annual
                        Report on Form 10-K for the year ended December 31, 1993




                           INDEX TO EXHIBITS
                                                                                 Sequentially
Exhibit                                                                            Numbered
Number                  Exhibits                                                     Page
--------                -------------------------------------------------------- ------------
10(gg)                  Agreement dated March 10, 1993  between  the Company and
                        Charles Lichtigman concerning the sale of contracts and
                        mortgages receivable.  Incorporated herein by reference
                        to Exhibit 10 to the Company's Quarterly Report on Form
                        10-Q for the quarter ended March 26, 1993.

10(hh)                  Agreement for Purchase  and  Sale  of  Land in St. Johns
                        County, Florida dated March 8, 1994. Incorporated herein by reference to Exhibit 10 to the Registrant's Report on Form 8-K dated February 17, 1994.

10(ii) Agreement of Purchase and Sale between the Company and Swan Development Corporation concerning the sale of all remaining inventory in St. Augustine Shores Subdivision dated November 13, 1997.++++

10(jj)                  Agreement  between  the  Company  and  Swan  Development
                        Corporation concerning the St. Augustine Shores Exchange program dated November 13, 1997.++++

10(ll)                  Lot Exchange  Trust  Agreement between the Company, Five
                        Points Title Services Company, Inc and the Division of Florida Land Sales, Condominiums and Mobile Homes dated November 13, 1997.++++

10(mm)                  Letter  from   the   Division  of  Florida  Land  Sales,
                        Condominiums  and  Mobile  Homes dated December 30, 1997
                        approving the  sale  of  St.  Augustine  Shores  to Swan
                        Development Corporation.++++

10(nn)                  Letter  from  the   Division  of  Florida   Land  Sales,
                        Condominiums  and Mobile  Homes dated  December 30, 1997
                        approving  the  material  change  for the sale of common
                        stock, sale of receivables, Lot Exchange Trust Agreement
                        and release of lien.++++

10(oo)                  Joint Venture Agreement dated September 1, 2001  between
                        Five Points Title as Trustee for Scafholding B.V. and the Company++++++

11 Statement of computation of net income (loss) per common share.

18 Letter dated March 22, 1991 from Deloitte & Touche regarding a change in the method of applying accounting principles or practices by Company.+

21                      Subsidiaries of Company.

23                      Consent of James Moore & Co. , P.L.

--------------------------
*                       Incorporated by reference  to such exhibit to Company's
                        Annual Report on Form 10-K for the year ended
                        December 25, 1987.

**                      Incorporated by reference to such exhibit to Company's
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 23, 1988.

***                     Incorporated by reference to such exhibit to Company's
                        Annual Report on Form 10-K for the year ended
                        December 30, 1988.

****                    Incorporated by reference to such exhibit to Company's
                        Annual Report on Form 10-K for the year ended
                        December 29, 1989.

+                       Incorporated by reference to such exhibit to Company's
                        Annual Report on Form 10-K for the year ended
                        December 28, 1990.

++                      Incorporated by reference to such exhibit to Company's
                        Annual Report on Form 10-K for the year ended
                        December 27, 1991.

+++                     Incorporated by reference to such exhibit to Company's
                        Report on Form 8-K dated December 2, 1992.

++++                    Incorporated by reference to such exhibit to Company's
                        Annual Report on Form 10-K for the year ended
                        December 31, 1997.

+++++                   Incorporated by reference to such exhibit to Company's
                        Annual Report on Form 10-K for the year ended
                        December 31, 1999.

++++++                  Incorporated by reference to such exhibit to Company's
                        Annual Report on Form 10-K for the year ended
                        December 31, 2001.


                                        58
