Form 10-Q
period 2002-03-31
DELTONA CORP
filed 2002-05-13
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

  __X__       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ending March 31, 2002
                                 ---------------

                                       OR

   ___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the transition period from ____ to ____
                          Commission file number 1-4719
                          -----------------------------


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
                                                   ----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of March 31, 2002.

                          PART I- FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.  FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                 -----------------------------------------------
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                      ------------------------------------
                                 ($000 Omitted)

                                                        March 31,   December 31,
                                                          2002         2001
                                                        ---------   ------------
                     ASSETS
                     ------

Cash and cash equivalents, including escrow deposits
 and restricted cash of $428 in 2002 and $561 in 2001 . $    607    $    923
                                                        --------    --------
Contracts receivable for land sales - net .............    1,000       1,213
                                                        --------    --------
Mortgages and other receivables - net .................       69         248
                                                        --------    --------

Inventories (b):
 Land and land improvements ...........................    7,852       7,941
 Other ................................................    1,664       1,261
                                                        --------    --------
               Total inventories ......................    9,516       9,202
                                                        --------    --------

Property, plant, and equipment at cost - net ..........      625         623
Investment in Venture .................................       60          53
Prepaid expenses and other (g) ........................      946       1,168
                                                        --------    --------
       Total .......................................... $ 12,823    $ 13,430
                                                        ========    ========



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

Mortgages and similar debt(c):
 Mortgage notes payable ............................... $  3,900    $  4,200
 Other loans ..........................................    6,768       6,077
                                                        --------    --------
   Total mortgages and similar debt ...................   10,668      10,277

Accounts payable, accrued expenses,
 customers' deposits ..................................    6,357       7,045
Deferred revenue ......................................    3,958       4,425
                                                        --------    --------
Total liabilities .....................................   20,983      21,747
                                                        --------    --------

Commitments and contingencies (d):

Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 13,544,277 shares
  (excluding 12,228 shares held in treasury ...........   13,544      13,544
 Capital surplus ......................................   52,465      52,440
 Accumulated deficit ..................................  (74,169)    (74,301)
                                                        --------    --------
               Total stockholders' equity(deficiency)..   (8,160)     (8,317)
                                                        --------    --------
                             Total .................... $ 12,823    $ 13,430
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

                                                   Three Months Ended
                                                -------------------------
                                                  March 31,     March 31,
                                                    2002          2001
                                                -----------   -----------
Revenues (a):
 Net land sales .............................   $     1,644   $     1,894
 House and apartment sales ..................           973           981
 Recognized improvement revenue /
  prior period sales ........................            42            29
 Gain on Recovery of Bad Debt ...............           -0-           178
 Interest income ............................            69           174
 Other revenues .............................           202           151
                                                -----------   -----------
     Total ..................................         2,930         3,407
                                                -----------   -----------

Costs and expenses (a):
 Cost of sales and improvements .............         1,251         1,333
 Selling, general and administrative
  and other expenses ........................         1,450         1,737
 Loss in Joint Venture.......................             4           -0-
 Interest expense (c)(e) ....................            92           276
                                                -----------   -----------
     Total ..................................         2,797         3,346
                                                -----------   -----------

Net Income ..................................   $       133   $        61
                                                ===========   ===========

Net Income per common share .................   $      0.01   $      0.01
                                                ===========   ===========

Number of common and common equivalent shares    13,544,277    13,544,277
                                                ===========   ===========



See accompanying notes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                           FOR THE THREE MONTHS ENDED
                           --------------------------
                        MARCH 31, 2002 AND MARCH 31, 2001
                        ---------------------------------
                                 ($000 Omitted)



                                                         Three Months Ended
                                                       -----------------------
                                                        March 31,    March 31,
                                                          2002         2001
                                                       ----------   ----------

Cash flows from operating activities ...............   $(1,283)     $(1,783)
                                                       -------      -------
Cash flows from investing activities:
  Payment for acquisition of equipment .............   $   (18)     $   -0-
                                                       -------      -------

Cash flows from financing activities:
  Repayment of borrowings...........................       (15)         -0-
  New borrowings ...................................     1,000        1,750
                                                       -------      -------
    Net cash provided by financing activities.......       985        1,750
                                                       =======      =======

Net increase (decrease) in cash and cash equivalents
 (including escrow deposits and restricted cash) ...      (316)         (33)

Cash and cash equivalents beginning of period ......       923          680
                                                       -------      -------

Cash and cash equivalents end of period ............   $   607      $   647
                                                       =======      =======



See accompanying notes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                           FOR THE THREE MONTHS ENDED
                           --------------------------
                        MARCH 31, 2002 AND MARCH 31, 2001
                        ---------------------------------
                                 ($000 Omitted)


                                                         Three Months Ended
                                                       -----------------------
                                                        March 31,    March 31,
                                                          2002         2001
                                                       ----------   ----------


Reconciliation of net income to net cash provided by (used in) operating activities:

  Net income ........................................   $   133     $    61
                                                        -------     -------

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Depreciation and amortization .....................        20          16
  Provision for estimated uncollectible sales-net ...       357         670
  Contract valuation discount, net of amortization ..       (45)        (79)
  Imputed interest on debt with related party .......        25          56
  Loss on Joint Venture..............................         4         -0-
  Net change in assets and liabilities ..............    (1,777)     (2,507)
                                                        -------     -------
               Total adjustments ....................   $(1,416)    $(1,844)
                                                        -------     -------

  Net cash provided by (used in) operating activities   $(1,283)    $(1,783)
                                                        =======     =======

  Supplemental disclosure of non cash investing
               and financing activities:

  Reduction of debt as a result of the conveyance
               of contracts receivable ..............   $   594     $ 1,027
                                                        =======     =======



See accompanying notes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                                 MARCH 31, 2002
                                 --------------

THE INFORMATION PRESENTED HEREIN AS OF MARCH 31, 2002 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 IS UNAUDITED.

(a)  BASIS OF PRESENTATION

     The condensed unaudited financial statements of The Deltona Corporation and subsidiaries ("The Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Commission rules and regulations. The information furnished reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

     Certain amounts have been reclassified for comparative purposes.

     The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of asset amounts or the amounts of liabilities should the Company be unable to continue as a going concern.

     The Company has been dependent on its ability to sell or otherwise finance contracts receivable and/or secure other financing sources to meet its cash requirements. Additional financing was required in the three month period ended March 31, 2002 and was funded through additional loans from Swan. Additional financing will be required in the future. Although Swan has loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse since 1999, there can be no guarantee that the Company will be able to generate sufficient receivables to obtain sufficient financing in the future or that Yasawa, Scafholding, Swan and other related parties will continue to make loans to the Company.

(b)  INVENTORIES

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):

                              Land and Improvements
                              ---------------------
                                                        March 31,   December 31,
                                                          2002         2001
                                                        ---------   ------------
        Unimproved land.............................    $    420    $    420
        Land in various stages of development.......       2,481       2,147
        Fully improved land.........................       4,951       5,374
                                                        --------    --------
               Total................................    $  7,852    $  7,941
                                                        ========    ========

(c)  MORTGAGES AND SIMILAR DEBT

     The following table presents information with respect to mortgages and similar debt (in thousands):

                                                        March 31,   December 31,
                                                          2002         2001
                                                        ---------   ------------

        Mortgage Notes Payable .....................    $   3,900   $   4,200
        Other Loans.................................        6,768       6,077
                                                        ---------   ---------
               Total mortgages and similar debt.....    $  10,668   $  10,277
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

     Included in Mortgage Notes Payable is the Yasawa loan ($3,900,000 at March 31, 2002); included in Other Loans is the Swan loan ($6,634,000 as of March 31, 2002).

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

     The Company's outstanding debt to Yasawa as of March 31, 2002 was $3,900,000. The terms of repayment of the restructured Yasawa loan provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, with recourse. Interest accrues on the declining balance at the prime rate, adjusted semi-annually to equal the prime rate then in effect. From January 2002 to March 31, 2002, the interest rate on the outstanding debt was 4.75%, which was prime. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of March 31, 2002, the total amount of interest accrued is approximately $1,504,000, which is included in accrued expenses.

     From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan was $6,634,000 as of March 31, 2002. The Company signed a promissory note to Swan in March 1999, which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There is no interest for the first six months after an advance of money is received from Swan by the Company. Currently, the interest rate is the prime rate, adjusted semi-annually to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. From January 2002 to March 31, 2002, the interest rate on the outstanding debt was 4.75%, which was prime. As of March 31, 2002, the total amount of interest accrued is approximately $642,000, which is included in accrued expenses.

     For 2002 and 2001 , the Company recorded interest expense for the first six months of each loan advance from Swan that is non- interest bearing at the prime rate. Since the interest is not paid to Swan, the amount calculated is recorded as a capital contribution increase to capital surplus. For the first three months of 2002, the Company recorded interest expense and a capital contribution in the amount of approximately $75,000.

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

(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Interest expense was $129,000 and $276,000 for the three months ended March 31, 2002 and 2001, respectively. Interest in the amount of $37,000 and $-0- was capitalized for the three months ended March 31, 2002 and 2001, respectively.

(f)  EARNINGS OR LOSS PER SHARE

     Basic earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period.

(g)  CAPITAL TRANSACTION

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

(h)  RELATED PARTY TRANSACTION

     During 2001, the Company entered into a joint venture agreement (the "Venture") with Scafholding for the purchase of property tax certificates, application of tax deeds, administration and the acquisition and sale of land. The Company provides administrative, managerial, sales and marketing services to the Venture. The Company is reimbursed by the Venture for all commissions and marketing costs plus an administrative fee of 10% of all sales consummated. Scafholding provides financing to the Venture and has loaned the Venture approximately $1,200,000 as of March 31, 2002. There were no reimbursements or administrative fees earned for the three months ended March 31, 2002. Interest on the outstanding debt accrues at prime plus one percent (5.75% at March 31, 2002). Net income is to be distributed equally between the Company and Scafholding. The Company records its investment in the Venture using the equity method of accounting as control of the Venture rests with Scafholding as specified in the joint venture agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q of the Company for the quarter ended March 31, 2002 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation, contain forward-looking statements. Where, in any forward-looking statement, the Company has an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

RESULTS OF OPERATIONS
---------------------

For the three months ended March 31, 2002 and March 31, 2001.

Revenues
--------

Total revenues were $2,930,000 for the first three months of 2002 compared to $3,407,000 for the comparable 2001 period.

Gross land sales were $2,064,000 for the first three months of 2002 versus $2,515,000 for the comparable 2001 period. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) decreased to $1,644,000 the first three months of 2002 from $1,894,000 for the first three months of 2001. The decrease in sales reflects lower sales by the Company's independent dealers for the period.

Housing revenues were $973,000 for the first three months of 2002 versus $981,000 for the comparable 2001 period. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues decreased as of result of less homes being closed in the period. The backlog of houses under contract was $6,282,000 and $5,639,000 as of March 31, 2002 and 2001, respectively.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                                                       Three Months Ended
                                                       -----------------------
                                                        March 31,    March 31,
                                                          2002         2001
                                                       ----------   ----------
        Gross Land Sales:
        Retail Sales*                                  $   2,064    $    2,515

        Housing Sales:                                       973           981
                                                       ---------    ----------
               Total Real Estate                       $   3,037    $    3,496
                                                       =========    ==========
--------
* New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the three months ended March 31, 2002 and March 31, 2001 were $1,604,000 and $2,395,000, respectively. The Company had a backlog of approximately $2,809,000 in unrecognized sales as of March 31, 2002. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $42,000 for the first three months of 2002 versus $29,000 for the comparable 2001 period.

Interest income was $69,000 for the first three months of 2002 versus $174,000 for the comparable period in 2001. The decrease is the result of a favorable adjustment to the valuation allowance being recognized in 2001 as a result of the cancellation of a large contract receivable in the first quarter of 2001.

Other revenues were $202,000 for the three months of 2002 versus $151,000 for the comparable period in 2001. Other revenues are principally generated by the Company's title insurance and real estate brokerage subsidiaries.

Costs and Expenses
------------------

Costs and expenses were $2,797,000 for the first three months of 2002 versus $3,346,000 for the comparable period in 2001.

Cost of sales were $1,251,000 for the first three months of 2002, versus $1,333,000 for the comparable period in 2001.

Commissions, advertising and other selling expenses totaled $959,000 for the three months of 2002 versus $1,211,000 for the comparable period in 2001. Lower retail land sales resulted in decreased commission expense. Other selling expenses decreased to $249,000 for the first three months of 2002 versus $276,000 for the comparable period in 2001 as a result of decreased jobsite expenses. Advertising and promotional expenses decreased to $34,000 for the first three months of 2002 versus $88,000 for the comparable period in 2001.

General and administrative  expenses were $347,000 for the first three months of
2002  versus   $381,000  for  the  comparable   period  in  2001.   General  and
administrative expenses decreased primarily due to decreased overhead expenses.

Real estate tax expenses were $144,000 for the first three months of 2002 and 2001.

Interest expense was $96,000 for the first three months of 2002 versus $276,000 for the comparable period in 2001. The decrease in interest expense is a result of debt balances accruing interest at a lower interest rate.

Net Income
----------

The Company reported net income of $133,000 for the first three months of 2002 versus $61,000 for the comparable period in 2001.

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

The Company's outstanding debt to Yasawa as of March 31, 2002 was $3,900,000. The terms of repayment of the restructured Yasawa loan provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, with recourse. Interest accrues on the declining balance at the prime rate, adjusted semi-annually to equal the prime rate then in effect. From January 2002 to March 31, 2002, the interest rate on the outstanding debt was 4.75%, which was prime. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of March 31, 2002, the total amount of interest accrued is approximately $1,504,000, which is included in accrued expenses.

From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan was $6,634,000 as of March 31, 2002. The Company signed a promissory note to Swan in March 1999, which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. There is no interest for the first six months after an advance of money is received from Swan by the Company. Currently, the interest rate is the prime rate, adjusted semi-annually to equal the prime rate then in effect. Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. From January 2002 to March 31, 2002, the interest rate on the outstanding debt was 4.75%, which was prime. As of March 31, 2002, the total amount of interest accrued is approximately $642,000, which is included in accrued expenses.

The following table presents information with respect to mortgages and similar debt (in thousands):
                                                        March 31,   December 31,
                                                          2002         2001
                                                        ---------   ------------

        Mortgage Notes Payable .....................    $   3,900   $   4,200
        Other Loans.................................        6,768       6,077
                                                        ---------   ---------
               Total mortgages and similar debt.....    $  10,668   $  10,277
                                                        =========   =========

--------
     Included in Mortgage Notes Payable is the Yasawa loan ($3,900,000 at March 31, 2002); included in Other Loans is the Swan loan ($6,634,000 as of March 31, 2002).

        CONTRACTS AND MORTGAGES RECEIVABLE SALES

In 1990 and 1992, the Company sold contracts and mortgages receivable to third parties. These transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,081,000 as of March 31, 2002). The Company has reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. The Company did not replace any delinquent receivables in 2001 or 2002. As of March 31, 2002 and December 31, 2001, $1,040,000 and $1,060,000 in receivables were delinquent, respectively.

Since 1997, the Company sold or transferred for debt repayment contracts and mortgages receivable to related third parties, Scafholding and Swan. These transactions, among other things, require that the Company replace any receivable that becomes eligible to be canceled. Such requirement is satisfied monthly from contracts in the Company's receivable portfolio not otherwise secured to unrelated third parties. The Company has reserved for the estimated future cancellations of these contracts based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate.

The Company is the guarantor of approximately $19,607,000 of contracts receivable sold or transferred as of March 31, 2002, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which approximately $2,950,000 remains at March 31, 2002. The Company has been in compliance with all receivable transactions since the consummation of receivable sales.

The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $58,000 and $73,000 in 2002 and 2001, respectively, in revenue pursuant to these agreements.

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

                                          THE DELTONA CORPORATION



Date: May 13, 2002                        By: /s/John Battle
------------------                        ------------------
                                          John  Battle
                                          Treasurer
                                          (Principal Financial Officer)