Form 10-Q
period 2002-09-30
DELTONA CORP
filed 2002-11-14
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    _________
                                    FORM 10-Q
(Mark One)
    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---       EXCHANGE ACT OF 1934.

               For the quarterly period ending September 30, 2002
                               -------------------

                                       OR

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from ______ to ______

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
                                                   -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of September 30, 2002.

                          PART I- FINANCIAL INFORMATION
                          -----------------------------


ITEM 1. FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                 -----------------------------------------------
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                    ----------------------------------------
                                 ($000 Omitted)




                                                   September 30,    December 31,
                                                       2002             2001
                                                   -------------    ------------
                     ASSETS
                     ------

Cash and cash equivalents, including escrow
 deposits and restricted cash of $424 in 2002
 and $561 in 2001 ..............................   $    699         $    923
                                                   --------         --------
Contracts receivable for land sales - net ......      1,007            1,213
                                                   --------         --------
Mortgages and other receivables - net ..........        173              248
                                                   --------         --------

Inventories (b):
 Land and land improvements ....................      7,399            7,941
 Other .........................................      1,084            1,261
                                                   --------         --------
        Total inventories ......................      8,483            9,202
                                                   --------         --------

Property, plant, and equipment at cost - net ...        601              623
Investment in Venture ..........................         52               53
Prepaid expenses and other .....................        866            1,168
                                                   --------         --------
                        Total ..................   $ 11,881         $ 13,430
                                                   ========         ========



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------


Mortgages and similar debt(c):
 Mortgage notes payable ........................   $  3,300         $  4,200
 Other loans ...................................      6,641            6,077
                                                   --------         --------
        Total mortgages and similar debt .......      9,941           10,277

Accounts payable, accrued expenses,
 customers' deposits ...........................      6,770            7,045
Deferred revenue ...............................      3,625            4,425
                                                   --------         --------
                Total liabilities ..............     20,336           21,747
                                                   --------         --------

Commitments and contingencies (d):

Stockholders' equity (deficiency):
  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 13,544,277
  shares (excluding 12,228 shares held in
  treasury) ....................................     13,544           13,544
 Capital surplus ...............................     52,510           52,440
 Accumulated deficit ...........................    (74,509)         (74,301)
                                                   --------         --------
                Total stockholders' equity
                (deficiency) ...................     (8,455)          (8,317)
                                                   --------         --------
                        Total ..................   $ 11,881         $ 13,430
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
                            -------------------------
                     ($000 Omitted Except Per Share Amounts)


                                           Nine Months Ended              Three Months Ended
                                     ----------------------------    ----------------------------
                                     September 30,  September 30,    September 30,  September 30,
                                         2002           2001             2002           2001
                                     -------------  -------------    -------------  -------------
Revenues (a):
 Net land sales ..................   $      3,965   $      5,909     $        927   $      1,816
 House sales .....................          4,092          2,821            1,757            881
 Recognized improvement revenue /
  prior period sales .............            232             91              103             50
 Gain on recovery of bad debt ....              0            178                0              0
 Interest income .................            298            300               73             70
 Other revenues ..................            593            632              175            212
                                     ------------   ------------     ------------   ------------
     Total .......................          9,180          9,931            3,035          3,029
                                     ------------   ------------     ------------   ------------

Costs and expenses (a):
 Cost of sales and improvements ..          4,711          3,975            1,867          1,231
 Selling, general, administrative
  and other expenses .............          4,311          5,129            1,316          1,617
 Loss in Joint Venture ...........             16              0               12              0
Interest expense (c)(e) ..........            350            707              133            166
                                     ------------    -----------     ------------    -----------
     Total .......................          9,388          9,811            3,328          3,014
                                     ------------    -----------     ------------    -----------

Net Income (Loss) ................   $       (208)   $       120     $       (293)   $        15
                                     ============    ===========     ============    ===========

Net Income (Loss) per common share   $       (.01)   $       .01     $       (.02)   $       .01
                                     ============    ===========     ============    ===========

Number of common and common
 equivalent shares ...............     13,544,277     13,544,277       13,544,277     13,544,277
                                     ============    ===========     ============    ===========



See accompanying notes.



                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE NINE MONTHS ENDED
                            -------------------------
                    SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                    -----------------------------------------
                                 ($000 Omitted)


                                                        Nine Months Ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       2002            2001
                                                   -------------   -------------

Cash flows from operating activities ...........   $(1,779)        $(3,224)
                                                   -------         -------

Cash flows from investing activities:
 Payment for acquisition of equipment ..........       (44)            (62)
                                                   -------         -------

Cash flows from (used in)financing activities:
  New borrowings ...............................     1,640           3,600
  Repayments of notes ..........................       (41)              0
                                                   -------         -------
        Net cash provided by funding activities.     1,599           3,600
                                                   -------         -------

Net increase (decrease) in cash and cash
 equivalents (including escrow deposits and
 restricted cash) ..............................      (224)            314

Cash and cash equivalents beginning of period ..       923             680
                                                   -------         -------

Cash and cash equivalents end of period ........   $   699         $   994
                                                   =======         =======



See accompanying notes.



                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE NINE MONTHS ENDED
                            -------------------------
                    SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                    -----------------------------------------
                                 ($000 Omitted)


                                                        Nine Months Ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       2002            2001
                                                   -------------   -------------

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

  Net income (loss) ............................   $  (208)        $   120
                                                   -------         -------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation and amortization ................        68              45
  Provision for estimated uncollectible
   sales-net ...................................       (54)          1,751
  Contract valuation discount, net of
   amortization ................................       (31)            (82)
  Imputed Interest on debt with related party ..        70              24
  Loss on Joint Venture ........................        16               0
  Net change in assets and liabilities .........    (1,640)         (5,082)
                                                   -------         -------
        Total adjustments ......................   $(1,572)        $(3,344)
                                                   -------         -------

  Net cash provided by (used in) operating
   activities...................................   $(1,779)        $(3,224)
                                                   =======         =======

  Supplemental disclosure of non cash investing and financing activities:

  Purchase of equipment with note payable ......   $     0         $   127
                                                   =======         =======

  Reduction of debt as a result of the
   conveyance of contracts receivable ..........   $ 1,935         $ 4,486
                                                   =======         =======



See accompanying notes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                               SEPTEMBER 30, 2002
                               ------------------

THE INFORMATION PRESENTED HEREIN AS OF SEPTEMBER 30, 2002 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 IS UNAUDITED.

(a)  BASIS OF PRESENTATION

     The condensed unaudited financial statements of The Deltona Corporation and subsidiaries ("The Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Commission rules and regulations. The information furnished reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

     The Company has been dependent on its ability to sell or otherwise finance contracts receivable and/or secure other financing sources to meet its cash requirements. Additional financing was required in the three and nine month periods ended September 30, 2002 and was funded through additional loans from Swan, an affiliated company. Additional financing will be required in the future. Although Swan has loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse since 1999, there can be no guarantee that the Company will be able to generate sufficient receivables to obtain sufficient financing in the future or that Yasawa, Scafholding, Swan and other related parties will continue to make loans to the Company.

(b)  INVENTORIES

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):

                              Land and Improvements
                              ---------------------

                                                      September 30, December 31,
                                                          2002         2001
                                                      ------------- ------------

        Unimproved land.............................  $    420      $    420
        Land in various stages of development.......     2,622         2,147
        Fully improved land.........................     4,357         5,374
                                                      --------      --------
               Total................................  $  7,399      $  7,941
                                                      ========      ========

(c)  MORTGAGES AND SIMILAR DEBT

     The following table presents information with respect to mortgages and similar debt (in thousands):

                                                      September 30, December 31,
                                                          2002         2001
                                                      ------------- ------------

        Mortgage Notes Payable .....................  $   3,300     $   4,200
        Other Loans.................................      6,641         6,077
                                                      ---------     ---------
               Total mortgages and similar debt.....  $   9,941     $  10,277
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

     Included in Mortgage Notes Payable is the Yasawa loan ($3,300,000 at September 30, 2002); included in Other Loans is the Swan loan ($6,533,000 as of September 30, 2002).

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

     The Company's outstanding debt to Yasawa as of September 30, 2002 was $3,300,000. The terms of repayment of the restructured Yasawa loan provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, with recourse. Interest accrues on the declining balance at the prime rate, adjusted semi-annually to equal the prime rate then in effect. From January 2002 to September 30, 2002, the interest rate on the outstanding debt was 4.75%, which was prime. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of September 30, 2002, the total amount of interest accrued is approximately $2,226,000, which is included in accrued expenses.

     From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan was $6,533,000 as of September 30, 2002. The Company signed a promissory note to Swan in March 1999, which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. The Company has recognized the loss on the transfer at less than face value as a component of the estimated uncollectible sales expense. There is no interest for the first six months after the Company receives an advance of money from Swan. Currently, the interest rate is the prime rate, adjusted semi-annually to equal the prime rate then in effect (4.75% as of September 30, 2002). Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Under these repayment terms, the Company transferred contracts receivable of $4.2 million and recognized the losses on the transfers of $424,000 for the year ended 2001. For each of the nine month periods ending September 30, 2002 and 2001, the transfers were $1.0 million and $3.6 million, on which the Company recognized losses on transfers of $100,000 and $360,000, respectively. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. From January 2002 to September 30, 2002, the interest rate on the outstanding debt was 4.75%, which was prime. As of September 30, 2002, the total amount of interest accrued is approximately $765,000, which is included in accrued expenses.

     For 2002 and 2001 , the Company recorded interest expense for the first nine months of each loan advance from Swan that is non- interest bearing at the prime rate. Since the interest is not paid to Swan, the amount calculated is recorded as a capital contribution increase to capital surplus. For the first nine months of 2002, the Company recorded interest expense and a capital contribution in the amount of approximately $70,000.

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

(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Interest expense incurred prior to capitalization was $385,000 and $744,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively. Interest in the amount of $36,000 and $37,000 was capitalized for the nine months ended September 30, 2002 and 2001, respectively.

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

(h)  RELATED PARTY TRANSACTION

     During 2001, the Company entered into a joint venture agreement (the "Venture") with Scafholding for the purchase of property tax certificates, application of tax deeds, administration and the acquisition and sale of land. The Company provides administrative, managerial, sales and marketing services to the Venture. The Company is reimbursed by the Venture for all commissions and marketing costs plus an administrative fee of 10% of all sales consummated. Scafholding provides financing to the Venture and has loaned the Venture approximately $1,369,000 as of September 30, 2002. There were no reimbursements for the nine months ended September 30, 2002. Administrative fees in the amount of $1,960 were earned for the nine months ended September 30, 2002; no administrative fees were earned in 2001. Interest on the outstanding debt accrues at the fixed rate of 7.75% (the prime rate as of July 1, 2001 plus one percent). Net income is to be distributed equally between the Company and Scafholding. The Company records its investment in the Venture using the equity method of accounting as control of the Venture rests with Scafholding as specified in the joint venture agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q of the Company for the three and nine months ended September 30, 2002 contains certain forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation, contain forward-looking statements. Where, in any forward-looking statement, the Company has an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2002 and September 30, 2001.

Revenues
--------

Total revenues were $9,180,000 for the first nine months of 2002 ($3,035,000 for the quarter ending September 30, 2002) compared to $9,931,000 for the comparable 2001 period ($3,029,000 for the quarter ending September 30, 2001).

Gross land sales were $5,093,000 for the first nine months of 2002 ($1,300,000 for the quarter ending September 30, 2002) compared to $7,758,000 for the first nine months of 2001 ($2,305,000 for the quarter ending September 30, 2001). Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) decreased to $3,965,000 for the first nine months of 2002 ($927 ,000 for the quarter ending September 30, 2002) compared to $5,909,000 for the first nine months of 2001 ($1,816,000 for the quarter ending September 30, 2001). The decrease in sales reflects lower land sales by the Company's independent dealers.

New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the nine months ended September 30, 2002 and September 30, 2001 were $4,820,000 and $8,602,000, respectively and $1,433,000 and $2,887,000 for the three months ended September 30, 2002 and 2001, respectively. The Company had a backlog of approximately $2,406 ,000 in unrecognized sales as of September 30, 2002. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

Housing revenues were $4,092,000 for the first nine months of 2002 versus $2,821,000 for the comparable 2001 period. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues increased as of result of more homes being closed in the period. The backlog of houses under contract, including both houses under construction and to be constructed, was $8,034,000 and $3,019,000 as of September 30, 2002 and September 30, 2001, respectively.

The following table reflects the Company's real estate product mix for the periods indicated (in thousands):


                               Nine Months Ended          Three Months Ended
                         September 30, September 30, September 30, September 30,
                             2002          2001          2002          2001
                         ------------- ------------- ------------- -------------
  Gross Land Sales...... $ 5,093       $   7,758     $ 1,300       $ 2,305
                         -------       ---------     -------       -------
  Housing Sales.........   4,092           2,821       1,757           881
                         -------       ---------     -------       -------
    Total Real Estate... $ 9,185       $  10,579     $ 3,057       $ 3,186
                         =======       =========     =======       =======

Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $232,000 for the first nine first nine months of 2002 ($103,000 for the third quarter of 2002) versus $91,000 for the comparable 2001 period ($50,000 for the third quarter of 2001).

Interest income was $298,000 for the first nine months of 2002 ($73,000 for the third quarter of 2002) versus $300,000 for the comparable 2001 period ($70,000 for the third quarter of 2001).

Other revenues were $593,000 for the first nine months of 2002 ($174 ,000 for the third quarter of 2002) versus $632,000 for the comparable 2001 period
($212,000  for the  third  quarter  of 2001).  Other  revenues  are  principally
generated  by  the  Company's   title   insurance  and  real  estate   brokerage
subsidiaries.

Costs and Expenses
------------------

Costs and expenses were $9,388,000 for the first nine months of 2002 ($3,328,000 for the third quarter of 2002) versus $9,811,000 for the comparable 2001 period ($3,014,000 for the third quarter of 2001).

Cost of sales increased to $4,711,000 from $3,975,000 for the first nine months of 2002 compared to 2001, and to $1,867,000 from $1,231,000 for the third quarter of 2002 for the third quarter of 2002 compared to 2001. The higher cost of sales is due to a higher percentage of housing sales .

Commissions and other selling expenses decreased to $2,620,000 from $3,469,000 for the first nine months of 2002 compared to 2001, and to $790,000 from $1,109,000 for the third quarter of 2002 compared to 2001. Retail land sales, which have a higher percentage selling costs, decreased; housing sales, which have a lower percentage selling costs, increased. Advertising and promotional expenses decreased to $97,000 for the first nine months of 2002 ($34,000 for the third quarter of 2002) versus $168,000 for the comparable 2001 period ($33,000 for the third quarter of 2001). General and administrative expenses were $1,163,000 for the first nine months of 2002 ($348,000 for the third quarter of 2002) versus $1,061,000 for the comparable 2001 period ($331,000 for the third quarter of 2001). General and administrative expenses increased primarily due to increased overhead expenses. Real estate tax expenses were $431,000 for the first nine months of 2002 ($144,000 for the third quarter of 2002) versus $431,000 for the comparable 2001 period ($144,000 for the third quarter of 2001).

Interest expense was $350,000 for the first nine months of 2002 ($133,000 for the third quarter of 2002) compared to $707,000 for the first nine months of 2001 ($166,000 for the third quarter of 2001). The decrease in interest expense is a result of debt balances accruing interest at a lower interest rate. For an expanded discussion of the Company's debt agreements, see the following section, "Liquidity and Capital Resources".

Net Income
----------

The Company reported a net loss of $208,000 for the first nine months of 2002 (a net loss of $293,000 for the third quarter of 2002) versus a net income of $120,000 for the comparable 2001 period (a net income of $15,000 for the third quarter of 2001). The decrease in earnings is primarily attributable to lower land sales through the Company's independent dealers. The Company has taken actions to increase its housing and land sales, including efforts to continue to seek new independent broker representatives.

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

The Company's outstanding debt to Yasawa as of September 30, 2002 was $3,300,000. The terms of repayment of the restructured Yasawa loan provide for monthly payments of principal in the amount of $100,000 payable monthly in cash or with contracts receivable at 100% of face value, with recourse. Interest accrues on the declining balance at the prime rate, adjusted semi-annually to equal the prime rate then in effect. From January 2002 to September 30, 2002, the interest rate on the outstanding debt was 4.75%, which was prime. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of September 30, 2002, the total amount of interest accrued is approximately $2,226,000, which is included in accrued expenses.

From October 9, 1998 through the present, Swan continued to loan the Company funds to meet its working capital requirements. The Company's outstanding debt to Swan was $6,533,000 as of September 30, 2002. The Company signed a promissory note to Swan in March 1999, which provides that funds advanced by Swan will be paid back by the Company monthly in contracts receivables at 90% of face value, with recourse. The Company has recognized the loss on the transfer at less than face value as a component of the estimated uncollectible sales expense. There is no interest for the first six months after the Company receives an advance of money from Swan. Currently, the interest rate is the prime rate, adjusted semi-annually to equal the prime rate then in effect (4.75% as of September 30, 2002). Each time an advance is made, a supplemental note is signed. The amount of each monthly payment will vary and will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Pursuant to the terms of the promissory note, the Company is required to transfer to Swan monthly as debt repayment all current contracts receivable in the Company's portfolio in excess of the aggregate sum of $500,000. Under these repayment terms, the Company transferred contracts receivable of $4.2 million and recognized the losses on the transfers of $424,000 for the year ended 2001. For each of the nine month periods ending September 30, 2002 and 2001, the transfers were $1.0 million and $3.6 million, on which the Company recognized losses on transfers of $100,000 and $360,000, respectively. Funds advanced by Swan were used by the Company to meet the Company's working capital requirements. From January 2002 to September 30, 2002, the interest rate on the outstanding debt was 4.75%, which was prime. As of September 30, 2002, the total amount of interest accrued is approximately $765,000, which is included in accrued expenses.

The following table presents information with respect to mortgages and similar debt (in thousands):


                                                      September 30, December 31,
                                                          2002         2001
                                                      ------------- ------------

        Mortgage Notes Payable .....................  $   3,300     $   4,200
        Other Loans.................................      6,641         6,077
                                                      ---------     ---------
               Total mortgages and similar debt.....  $   9,941     $  10,277
                                                      =========     =========

---------
     Included in Mortgage Notes Payable is the Yasawa loan ($3,300,000 at September 30, 2002); included in Other Loans is the Swan loan ($6,533,000 as of September 30, 2002).

        CONTRACTS AND MORTGAGES RECEIVABLE SALES

In 1990 and 1992, the Company sold contracts and mortgages receivable to third parties. These transactions, among other things require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $1,019,000 as of September 30, 2002). The Company has reserved for the estimated future cancellations based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. The Company did not replace any delinquent receivables under these transactions in 2001 or 2002. As of September 30, 2002 and December 31, 2001, $996 ,000 and $1,060,000 in receivables were delinquent, respectively.

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

The Company has reserved for the estimated future cancellations of these contracts based on the Company's historical experience for receivables the Company services and believes these reserves to be adequate. Approximately $17,969,000 of outstanding contracts receivable, subject to recourse provisions, were sold or transferred as of September 30, 2002, for the transactions described above. There are no funds on deposit with purchasers of the receivables as security to assure collectibility as of such date. A provision has been established for the Company's obligation under the recourse provisions of which approximately $2,728,000 remains at September 30, 2002. The Company has been in compliance with all receivable transactions since the consummation of receivable sales.

The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $110,000 for the nine months ended September 30, 2002 and $73,000 for the year 2001 in revenue pursuant to these agreements.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

               See attached Exhibit 99.1 for Certification pursuant to 18 U.S.C.
               Section 1350, as adopted  pursuant to Section 906 of the Sarbanes
               - Oxley Act of 2002 (CEO Certification by Antony Gram)

               See attached Exhibit 99.2 for Certification pursuant to 18 U.S.C.
               Section 1350, as adopted  pursuant to Section 906 of the Sarbanes
               - Oxley Act of 2002 (CFO Certification by Robert O. Moore)

        (b)  Reports on Form 8-K

               None.





                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE DELTONA CORPORATION



Date: November  14, 2002                By: /s/Robert O. Moore
                                            --------------------------------
                                            Robert O. Moore,
                                            Treasurer & Chief Financial Officer