Form 10-K
period 2002-12-31
DELTONA CORP
filed 2003-03-14
CIK 27984

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   (X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ending December 31, 2002

                                       OR

   (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from _____ to _____

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,142,910 (based upon the sales price at which shares were sold on February 14, 2003 ($0.35 per share) multiplied by the 3,265,458 shares of stock owned by non-affiliates, excluding voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock ; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

     Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, as of February 14, 2003, excluding 12,228 shares held in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
 ------------------------------------------------------------------------------

                             THE DELTONA CORPORATION

                                      INDEX

Form 10-K                                                                  Page
 Item No.               Section Heading in Attached Material              Number
---------               ------------------------------------              ------

PART I
  Items 1 and 2 ......  Business..................................          1
                          General.................................          1
                          Forward Looking Statements..............          1
                          Recent Developments.....................          2
                          Real Estate.............................          2
                          Other Businesses........................          7
                          Employees...............................          8
                          Competition.............................          8
                          Regulation..............................          8

  Item 3 .............  Legal Proceedings.........................         11

PART II
  Item 4 .............  Submission of Matters to a Vote of
                         Security Holders.........................         12
  Item 5 .............  Price Range of Common Stock and Dividends.         13
  Item 6 .............  Selected Consolidated Financial
                         Information .............................         14
  Item 7 .............  Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations...............................         15
  Item 7A.............  Disclosures and Market Risk...............         21
  Item 8 .............  Index to Consolidated Financial Statements
                         and Supplemental Data ...................         23
  Item 9 .............  Independent Public Accountants............         42

PART III
  Item 10.............  Directors and Executive Officers of the
                         Registrant...............................         43
  Item 11.............  Executive Compensation....................         46
  Item 12.............  Security Ownership of Certain Beneficial
                         Owners and Management....................         48
  Item 13.............  Certain Relationships and Related
                         Transactions.............................         50

PART IV
  Item 14 ............  Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K .................         52

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

     Unless the context otherwise requires, the term Affiliate and Related Party as used in the document shall have the meanings given by the Securities and Exchange Commission Regulation S-X and other appropriate rules, regulations and authoritative sources. As described herein, such relationships are significant to the Company and have been disclosed herein, to the extent appropriate.

     The Company is incorporated in Delaware and has its principal office at 8014 SW 135th Street Road, Ocala, Florida 34473. Its telephone number is
(352)307-8100. The Company or Deltona, as used herein, refers to The Deltona Corporation and, unless the context otherwise indicates, its wholly-owned subsidiaries.

Forward Looking Statements

     This annual report on Form 10-K of The Deltona Corporation for the year ended December 31, 2002 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Items 1 and 2, Business, Item 5, Price Range of Common Stock and Dividends, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation, contain forward-looking statements. Where, in any forward- looking statement, Deltona expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     All of the above estimates are based on the current expectations of our management team, which may change in the future due to a large number of potential events, including unanticipated future developments.

     The following factors are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: the availability of operating capital, general economic, financial and business conditions; competition for customers in the single-family and multi-family home market; the costs of construction; and changes in and compliance with governmental regulations.

Recent Developments

     In 2002, the Company filed a Form 13E(3) and a preliminary proxy statement related to a proposed going private transaction. These documents are currently being reviewed by the SEC staff. On December 13, 2001, the Board of Directors approved a 1 for 500,000 reverse split of the Company's common stock and a related amendment to the Company's Articles of Incorporation reducing the number of authorized shares to 30. Both actions are subject to stockholder approval. Based upon the number of shares of common stock held by each stockholder as of February 14, 2003, the effect of the reverse split will be to reduce the number of the Company's stockholders to two stockholders: Selex International, B.V., a Netherlands corporation ("Selex") and Yasawa Holdings, N.V., a Netherlands Antilles corporation ("Yasawa"). The date of the meeting of stockholders to consider both matters will be determined upon the conclusion of the review and subsequent amendments to the disclosures in preliminary proxy statement and Form13E(3) filings.

     On March 7, 2003, the Company closed on an agreement that resulted in the termination of its repurchase obligation on contracts receivable sold in 1990 and 1992. The termination of this recourse obligation covering approximately $1 million of contracts receivable, substantially all of which were non-performing, will result in a one-time gain on termination of a recourse obligation of approximately $870,000 and a reduction in the liability for "Obligation under recourse provisions". This one-time gain will be reported in the first quarter of 2003. In terminating the obligation, the Company acquired over 200 contracts receivable, substantially all of which are non-performing, each of which is collateralized by an improved vacant residential lot, and over 150 lots, which were added to the Company's land inventory. As a part of this transaction, the Company received lots that are being conveyed to Citony Development Corporation pursuant to a 1992 purchase agreement, which conveyed all of the Company's property in the Citrus Springs subdivision, including any lots reacquired under this transaction. The aggregate costs incurred of approximately $195,000 will be assigned to the acquired assets based on a basket-purchase method of allocation.

     If the termination of the repurchase obligation had occurred prior to the earliest reported year, the impact of the transaction on the reported Results of Operations in 2002, 2001 and 2000 would have been to increase the "Estimated uncollectible sales expense" and to decrease net income or increase net loss in each of the years by $80,000, $260,000 and $260,000, respectively. Set forth below is the Summary Pro forma results, as if the transaction occurred prior to the earliest reported year:

            Pro Forma Results                   Years ended December 31,
                                             2002         2001          2000
                                            --------    --------      --------
Revenues, as reported                       $ 10,682    $ 14,569      $ 10,082
Costs and expenses, as reported               12,275      14,217        11,124
Pro forma - increase in expenses                  81         260           260
                                            --------    --------      --------
Pro forma Net income (loss)                 $ (1,674)   $     92      $ (1,302)
                                            ========    ========      ========
Pro forma income (loss) per share           $   (.12)   $    .01      $   (.10)
Weighted average common shares outstanding  13,544,277  13,544,277    13,544,277


     The pro forma results are provided for illustration only of the transaction described above. The pro forma results should not be considered indicative of future results of operations.

Real Estate

     Since its inception in 1962, the Company is primarily involved with the development and marketing of planned communities in Florida. The following table sets forth certain information about these communities and other land assets of the Company as of December 31, 2002. For a detailed description of these communities, see "Existing Communities" and "Other Properties".

                              Existing Communities

                                                                    Platted                 Unsold Platted
                           Acreage    Initial            Estimated  Lots & Tracts            Lots & Tracts
                           In         Acquisition Year   Current    in Masterplan  Unimproved           Improved
                           Masterplan Year        Opened Population     (a)         (a) (b)             (a) (b)
                           ---------- ----        ------ ---------- -------------  ----------           ---------

* Deltona Lakes ..........  17,203    1962         1962    77,730     34,964           --                   1
* Marco Island(c) ........   7,844    1964         1965    45,140      8,657           --                   --
* Spring Hill(d) .........  17,240    1966         1967    81,930     32,909           --                   7
* Citrus Springs(e)  .....  15,954    1969         1970     7,360     33,783           --                  11(h)
* St. Augustine Shores....   1,985    1969         1970     7,890      3,130           --                   -(h)
  Sunny Hills (g).........  17,743    1968         1971     1,440     26,251         12,537               700
* Pine Ridge .............   9,994    1969         1972     4,580      4,833           --                   2
  Marion Oaks(e)(f)  .....  14,644    1969         1973     9,560     27,537          1,967(f)          1,246(f)(h)
* Seminole Woods .........   1,554    1969         1979       560        262           --                  --

  There is no unplatted acreage in any community

Joint Venture Community:

* Tierra Verde ...........     666    1976         1977     5,610      1,036           --                  --
                               ---    ----         ----     -----      -----         ------             -----

        Total ............ 104,827                        242,210    173,362         14,504             1,967
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
                                                           ==

---------------
 *             Development completed.

(a) Excluded from these lots and tracts are approximately 101 improved and 90 unimproved lots and tracts that are required for drainage and cannot be sold, and approximately 172 improved and 339 unimproved lots and tracts that have been removed from sale for encumbrances or additional site development, which can only be sold when these issues are resolved. Also excluded are amenities consisting of 2 administration facility sites, 2 recreational facility sites and 1 unimproved golf course sites, as well as approximately 259 tracts reserved for community usage such as for greenbelts, buffer areas, church and school sites.

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

(h) Not included are 570 improved lots deeded to a collateral trustee on behalf of a purchaser of the Company's contract receivables so they may be sold by the Company to create additional receivables for the Company's replacement obligation. These lots are comprised of 482 lots in Citrus Springs, 87 lots in Marion Oaks and 1 lot in St. Augustine Shores.


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

     In its major planned communities, the Company offers for sale lot and house "packages" situated on paved streets. In other areas of these communities, the Company historically has sold single-family lots and multi-family and commercial tracts on an installment basis. Prior to 1991, the Company sold such land, subject to a future development obligation, accepting down payments as low as 5% of the sales price, with the balance payable over periods ranging from 2 to 15 years, depending on the payment plan selected. When the applicable rescission period had expired and the Company had received at least 10% of the contracted sales price, a substantial portion of the revenue and related profit on the sale was recognized, with the remaining revenue and profit deferred and recognized as land improvements, such as street paving, occurred.

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

     Single-Family Housing

     The Company's homes are designed to fit the needs and wants of a variety of housing customers: models range from 1,692 square feet to 2,895 square feet. From the smallest home to the largest, these homes feature 2 car garages, cathedral ceilings over the main living areas, ceramic tile foyers, plant shelves, large fully equipped kitchens (most with breakfast nooks or good morning rooms), fully enclosed laundry centers, impressive master suites with walk-in closets and large bedrooms. Model centers are open at Marion Oaks and in Sunny Hills. Houses are sold with the lot included in the sales price; however, the Company also offers a "build on your own lot" program for those purchasers who have previously acquired a lot. The FeatherNest Housing Village in Marion Oaks, where the lot is included in the price of the home, is owned by Conquistador
Development Corporation and marketed by the Company. Housing sales are made within the local market and through the Company's independent dealer network. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

  Marketing

     The Company has historically sold land and housing on a national and international basis through independent dealers in the United States, Canada and overseas, as well as through Company-affiliated salespeople. For the year ended December 31, 2002, sales by independent dealers in the United States accounted for substantially all new land sales contracts.

     Existing Communities

     Deltona Lakes

     Deltona Lakes is located 26 miles northeast of Orlando, with its popular tourist attractions of Disney World and Sea World, and is bordered on the northwest by Interstate 4. Opened in 1962, Deltona Lakes is now an incorporated city with a population of approximately 77,700. Over 30,000 lots and tracts and over 4,500 single and multi-family housing units have been sold at this community.

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

     Marco Island

     The Company's resort community of Marco Island is located 104 miles west of Miami and approximately 17 miles south of Naples, Florida. Over 8,500 lots and tracts and over 4,200 single and multi-family housing units have been sold in this community. More than 45,500 persons reside at Marco Island, including a population which more than triples during the winter season. It is the largest of Florida's Ten Thousand Islands and is known for its recreational amenities which, in addition to its 3 1/2 mile white sand beach, sport fishing, sailing and shelling, include golf, tennis, swimming and other recreational activities. The island community has several major shopping centers, banks and savings & loan associations, and medical and professional centers.

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

     Spring Hill

     Spring Hill, with an estimated population of over 81,900 is located 45 miles north of Tampa-St. Petersburg. Over 32,000 lots and tracts and over 4,000 single-family homes have been sold in this community. The Company has constructed a recreation complex, a country club, and two golf courses, which have been sold. Several shopping centers and medical centers, schools, numerous houses of worship and fire stations are located in the community. The Company has completed the development of this community.

     Citrus Springs

     Citrus Springs, with an estimated population of over 7,300 is located 28 miles southwest of Ocala and 25 miles from the Gulf of Mexico. Over 30,000 lots and tracts and over 700 single-family homes have been sold at this community. A golf course and a clubhouse (sold in 1990) and a community center have been completed by the Company. Several churches, schools and a convenience shopping area are located in the community. In 1992, most of the Company's remaining inventory at this community was sold to Citony Development Corporation ("Citony") for approximately $6,500,000. The Company provides miscellaneous administrative assistance and loan servicing to Citony for a fee.

     St. Augustine Shores

     St. Augustine Shores, with a population estimated to be over 7,800 is located seven miles south of St. Augustine, between the Intracoastal Waterway and U.S. Highway 1. In December 1997, the Company sold all of its remaining inventory at St. Augustine Shores to Swan Development Corporation ("Swan"). As part of the purchase, Swan assumed the liability for completing improvements within St. Augustine Shores.

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

     During 2002, the Company opened a four home model center in Sunny Hills. The Company's homes are designed to fit the needs and wants of a variety of housing customers: models range from 1,904 to 2,498 total square feet. The construction of these models is to test the market and future sales potential in the geographical area. Houses will be sold with the lot included in the sales price, however the Company also offers a "build on your own lot" program for those purchasers who have previously acquired a lot. Housing sales are expected to be made within the local market for the foreseable future.

     Revenues in 2003 will be generated from the sale of land inventory and housing sales.

     Pine Ridge

     Pine Ridge, with a population of approximately 4,600 is located 34 miles southwest of Ocala. The community's facilities include an equestrian club and tennis courts. The Company sold over 3,500 lots and tracts and more than 53 single-family homes in Pine Ridge prior to the sale of its remaining inventory in 1987.

     Marion Oaks

     Marion Oaks, with a population of over 9,500 residents, is located 12 miles southwest of Ocala. Over 24,000 lots and tracts have been sold in the community. The community includes playgrounds, two golf courses (both of which are owned by third parties), several recreation buildings, community shopping centers and several houses of worship. This community is home to the Company's corporate headquarters.

     The Company's homes, constructed by an independent builder, are designed to fit the needs and wants of a variety of housing customers: models range from 1,692 square feet to 2,895 square feet. From the smallest home to the largest, these homes feature 2 car garages, cathedral ceilings over the main living areas, ceramic tile foyers, plant shelves, large fully equipped kitchens (most with breakfast nooks or good morning rooms), fully enclosed laundry centers, impressive master suites with walk-in closets and large bedrooms. A model center is open at Marion Oaks. Houses are sold with the lot included in the sales price; however, the Company also offers a "build on your own lot" program for those purchasers who have previously acquired a lot. The FeatherNest Housing Village in Marion Oaks, where the lot is included in the price of the home, is owned by Conquistador Development Corporation and marketed by the Company. All housing sales are made within the local market and through the Company's independent dealer network. During 2002, the Company continued to construct spec homes and these homes generally sold prior to completion of construction.

     Revenues in 2003 will be generated from the sale of land inventory, from housing sales, from the recognition of deferred revenue as land development proceeds, from collections on existing contracts receivable and from the Company's real estate brokerage and title company subsidiary operations.

     Seminole Woods

     Seminole Woods, with a population of over 550, is comprised of 1,554 acres of property located 20 miles north of Orlando. The community's 262 single-family lots, each with a minimum of five acres, have been sold and development completed.

     Tierra Verde

     Tierra Verde, with a population of over 5,600, is a 666-acre waterfront subdivision located eight miles south of St. Petersburg. It was developed and marketed pursuant to a 50% joint venture, which no longer exists, between a wholly-owned subsidiary of the Company and an unaffiliated corporation. The community has been sold out and development completed.

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

  Employees

     At December 31, 2002, the Company had 42 employees, of whom 39 were involved in executive, administrative, sales and community development/ maintenance capacities and 3 were involved with the title insurance subsidiary. Certain of the Company's development activities are carried out by subcontractors who separately employ additional personnel. For the most part, the Company's marketing activities are carried out by independent dealers and marketing personnel employed by the Company and its subsidiaries.

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

     Currently, the Company has an obligation to complete land improvements prior to sale. Prior to 1987, the Company had an obligation to complete land improvements upon deeding which, depending on contractual provisions, typically occurred within 90 to 120 days after the completion of payments by the customer. The estimated cost to complete improvements to lots and tracts from which sales have been made at December 31, 2002 and 2001 was approximately $648,000 and $783,000, respectively. The foregoing estimates reflect the Company's current development plans at its communities. These estimates as of December 31, 2002 and 2001 include a liability to provide title insurance and deeding costs of $110,000 and $145,000, respectively; and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $539,000 and $638,000, respectively; all of which are included in deferred revenue.

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

     The Company's land sales activities are further subject to the jurisdiction of the laws of various states in which the Company's properties are offered for sale. Florida and other jurisdictions in which the Company's properties are offered for sale have strengthened, or may strengthen, their regulation of subdividers and subdivided lands in order to provide further assurances to the public. The Company has taken appropriate steps to modify its marketing programs and registration applications in the face of such increased regulation, and has incurred costs and delays in the marketing of certain of its properties in certain states and countries. For example, the Company has complied with the regulations of certain states which require that the Company sell its properties to residents of those states pursuant to a deed and mortgage transaction, regardless of the amount of the down payment. The Company intends to continue to monitor any changes in statutes or regulations affecting, or anticipated to affect, the sale of its properties and intends to take all necessary and reasonable action to assure that its properties and its proposed marketing programs are in compliance with such regulations, but there can be no assurance that the Company will be able to timely comply with all regulatory changes in all jurisdictions in which the Company's properties are presently offered for sale to the public.

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

ITEM 4



               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The annual meeting of the stockholders of the Company was held December 10, 2002 at the Woodlands Pavilion, 312 Marion Oaks Boulevard, Marion Oaks, Florida 34473.

Holders of 13,544,277 shares of Common Stock (holders as of the close of business on the record date, November 1, 2002) were entitled to vote at the meeting. Holders of 10,983,990 shares of Common Stock were present in person or were represented by proxy constituting eighty-one (81%) of the total outstanding shares. They cast their votes as set forth below:


                                                        Votes cast
                                                        ----------

                                                                                Abstentions and
               Item                 For          Against        Withheld        Broker non-votes
----------------------------        -----------  ------------   --------------  ----------------

(I) re-elect directors,
Antony Gram (Chairman)              10,746,196   237,794              0                0
Christel DeWilde                    10,746,584   237,406              0                0
George W. Fischer                   10,746,064   237,926              0                0
Rudy Gram                           10,747,276   263,714              0                0
Thomas B. McNeill                   10,746,984   237,006              0                0

(ii)select James Moore & Co.,
PL, as the Company's 2002
auditors, subject to the discretion
of the Board of Directors.          10,738,761    92,252        152,977                0

That being all of the scheduled business of the meeting, the meeting was adjourned by voice vote.

See ITEM 11, contained herein, for additional information concerning the present directors of the Company.

ITEM 5


                    PRICE RANGE OF COMMON STOCK AND DIVIDENDS

     The Company's Common Stock is quoted on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol DLTA. According to the over-the-counter bulletin board, the low and high bid prices for the Company's stock, during the first, second, third and fourth quarters of 2002 and 2001 were as follows:

                                    Low Bid       High Bid
                                    -------       --------

            1st quarter 2002        $ 0.25        $ 0.39
            2nd quarter 2002        $ 0.29        $ 0.35
            3rd quarter 2002        $ 0.30        $ 0.35
            4th quarter 2002        $ 0.31        $ 0.38

            1st quarter 2001        $ 0.16        $ 0.56
            2nd quarter 2001        $ 0.25        $ 0.45
            3rd quarter 2001        $ 0.25        $ 0.46
            4th quarter 2001        $ 0.25        $ 0.37


     As of February 14, 2003, there were approximately 1,748 record holders of the Company's Common Stock, excluding shareholders whose shares are held by banks and brokerages. The Company has not privately purchased or sold any stock since September 30, 2001.

     The Company has never paid cash dividends on its Common Stock. The Company's loan agreements contain certain restrictions which currently prohibit the Company from paying dividends on its Common Stock.

ITEM 6


                   SELECTED CONSOLIDATED FINANCIAL INFORMATION


     The following table summarizes selected consolidated financial information and should be read in conjunction with the Consolidated Financial Statements and the notes thereto. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".



                       Consolidated Income Statement Data
                     (in thousands except per share amounts)

                                                                                Year Ending
                                                ----------------------------------------------------------------------------
                                                December 31,    December 31,    December 31,    December 31,    December 31,
                                                    2002           2001             2000            1999            1998
                                                ------------    ------------    ------------    ------------    ------------

Revenues ....................................   $     10,682    $     14,569    $     10,082    $      9,132    $      6,487
Costs and expenses ..........................         12,275          14,217          11,124           9,499           9,078
                                                ------------    ------------    ------------    ------------    ------------
Income (Loss) from continuing
 operations before income taxes .............         (1,593)            352          (1,042)           (367)         (2,591)

Provision for income taxes ..................            -0-             -0-             -0-             -0-             -0-
                                                ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable
  to common stock ...........................   $     (1,593)   $        352    $     (1,042)   $       (367)   $     (2,591)
                                                ============    ============    ============    ============    ============
Basic earnings per share amounts:
Net income (loss) ...........................   $       (.12)   $        .03    $       (.08)   $       (.03)   $       (.19)
                                                ============    ============    ============    ============    ============
Weighted average common shares
 outstanding ................................   13,544,277      13,544,277      13,544,277      13,544,277      13,544,277
                                                ============    ============    ============    ============    ============


                         Consolidated Balance Sheet Data
                                 (in thousands)

                                                ----------------------------------------------------------------------------
                                                December 31,    December 31,    December 31,    December 31,    December 31,
                                                    2002           2001             2000            1999            1998
                                                ------------    ------------    ------------    ------------    ------------


Total assets ................................   $     12,744    $     13,430    $     13,968    $     11,913    $     11,915
                                                ============    ============    ============    ============    ============

Liabilities .................................   $     22,576    $     21,747          22,807          20,117    $     20,175
Stockholders' equity(deficiency) ............         (9,832)         (8,317)         (8,839)         (8,204)         (8,260)
                                                ------------    ------------    ------------    ------------    ------------
Total liabilities and stockholders'
 equity (deficiency) ........................   $     12,744    $     13,430          13,968    $     11,913    $     11,915
                                                ============    ============    ============    ============    ============

ITEM 7

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since 1992, in order to meet its working capital requirements, the Company has been dependent on loans and advances from Selex International B.V., a Netherlands corporation ("Selex"), Yasawa Holdings, N.V., a Netherlands Antilles Corporation ("Yasawa"), Swan Development Corporation ("Swan"), Scafholding B.V., a Netherlands corporation ("Scafholding"), and other related parties.

     Scafholding agreed to purchase contracts receivable at 65% of face value, with recourse, to meet the Company's ongoing capital requirements. During 1998, Scafholding purchased approximately $1,396,000 in contracts receivable from the Company, and as of December 31, 1999, the Company had satisfied its principal debt obligation to Scafholding.

     As of December 31, 2002, the Company's outstanding debt to Yasawa was $3,000,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's properties. The terms of repayment of the Yasawa loan provide for $100,000 of monthly payments of principal in cash or contracts receivable at 100% of face value, with recourse. Interest accrues at 6% for all 2000, at the prime rate adjusted semi-annually to the then current rate ranging from 9.5% to 4.75% for 2001 and 2002, and 4.25% effective January 1, 2003. The Company satisfied its principal obligation to Scafholding as of December 31, 1999. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of December 31, 2002, the total amount of accrued interest on the Yasawa and Scafholding obligations is approximately $1,629,000, which is included in accrued expenses.

     During 2002, Swan loaned the Company an additional $3,849,000 so that it was able to meet its working capital requirements. The Company's debt to Swan as of December 31, 2002, of $8,282,000 is secured by a second lien on the Company's receivables. Swan has agreed to accept contracts receivable at 90% of face value, with recourse, in payment of the Company's obligation to Swan. The Company recognizes a loss on the transfer of contracts at less than face value. The amount of each monthly payment will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Each month, the Company is required to transfer to Swan , as debt repayment, all current contracts receivable in the Company's portfolio in excess of $500,000. Swan does not charge interest for the first six months after an advance; thereafter, the interest was 6% for 2000, at the prime rate adjusted semi-annually to the then current rate ranging from 9.5% to 4.75% for 2001 and 2002 and 4.25% effective January 1, 2003. As of December 31, 2002, the accrued and unpaid interest on the Swan notes of approximately $837,000 is included in accrued interest.

     The Company receives preferential cost of borrowings from related companies as described above. For 2002 and 2001, the Company recognized interest expense and a contribution to additional paid in capital for the first six months of each loan advance from Swan, computed at the prime rate, the Company's incremental borrowing rate. Interest is not paid to Swan for the first six months of each advance, the interest expense that is recognized is recorded as a capital contribution increase to capital surplus in the amounts of $78,000 and $170,000, for 2002 and 2001, respectively. For 2000, the Company recognized interest expense on all outstanding debt balances to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was recorded as a capital contribution increase to additional paid in capital of $407,000.

Results of Operations

  Years ended December 31, 2002 and December 31, 2001

     Revenues

     Total revenues were $10,682,000 for 2002 compared to $14,569,000 for 2001.

     Gross land sales were $6,591,000 for 2002 versus $9,960,000 for 2001. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) decreased to $4,530,000 for 2002 compared to $8,113,000 for 2001. The decrease is attributed to a reduction in land sales in 2002, when compared to the prior year, and an increase in the allowance for uncollectible sales of approximately $500,000, when compared to the allowance percentage for 2001.

     For the years 2002 and 2001, the Company entered into $6,325,300 and $10,258,000, respectively, of new retail land sales contracts, net of cancellations, and including deposit sales on which the Company has received less than 20% of the sales price. The Company reported a backlog of $2,241,000 and $3,785,000 of unrecognized sales as of December 31, 2002 and 2001, respectively. The backlog of unrecognized contracts are excluded from retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price. See Note 1 to the Consolidated Financial Statements.

     Advertising and marketing costs are charges to operations when incurred. Sales commissions are recognized as a liability when the related contract is accepted or as a prepaid asset when paid and charged to expense when the sale is recognized as revenue.

     Housing revenues are recognized upon completion of construction and the passage of title. Housing revenues were $4,768,000 for 2002 compared to $4,975,000 for 2001. Although housing revenues were flat when comparing 2002 to 2001, the Company's expanded promotional programs for housing has contributed to an expanded housing backlog.

     Improvement revenues result from recognition of revenues deferred from prior period sales. Improvement revenues totaled $261,000 in 2002 as compared to $124,000 in 2001. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot.

     Interest income was $355,000 for 2002 as compared to $377,000 for 2001. This decrease is the result of lower contracts receivable balances resulting from the Company's repayment of debt.

     Other revenues were $768,000 for 2002 compared to $802,000 for 2001. Other revenues were generated principally by the Company's title insurance and real estate brokerage subsidiaries.

     Costs and Expenses

     Costs and expenses were $12,275,000 for 2002 compared to $14,217,000 for 2001. Cost of sales totaled $5,821,000 for 2002 compared to $6,216,000 for 2001. The decrease is a result of lower sales by the Company's independent dealers.

     Commissions, advertising and other selling expenses totaled $3,368,000 for 2002 compared to $4,690,000 for 2001. Advertising was $144,000 for 2002 compared to $194,000 in 2001. Other selling expenses were $1,062,000 in 2002 as compared to $1,207,000 in 2001.

     General and administrative expenses were $1,615,000 in 2002 as compared to $1,431,000 in 2001. General and administrative expenses increased primarily due to increased costs of public liability insurance costs for builder / developer companies.

     Real estate tax expense was $794,000 in 2002 as compared to $702,000 in 2001.

     Interest expense was $460,000 in 2002 and $724,000 in 2001. The decrease in interest expense is the result of lower cost of funds from Swan, an affiliated company. Interest in the amount of $54,000 and $164,000 was capitalized in 2002 and 2001, respectively.

     Net Income (Loss)

     The Company reported a net loss of $(1,593,000) for 2002 compared to a net income of $352,000 for 2001.

Years ended December 31, 2001 and December 31, 2000

     Revenues

     Total revenues were $14,569,000 for 2001 compared to $10,082,000 for 2000.

     Gross land sales were $9,960,000 for 2001 versus $6,804,000 for 2000. Net land sales (gross land sales less estimated uncollectible installment sales and contract valuation discount) increased to $8,113,000 for 2001 compared to $5,361,000 for 2000. The increase reflects higher sales by the Company's independent dealers and a lower estimate of uncollectible installment sales .

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

     Other revenues were $802,000 for 2001 compared to $774,000 for 2000. Other revenues were generated principally by the Company's title insurance and real estate brokerage subsidiaries.

     Costs and Expenses

     Costs and expenses were $14,217,000 for 2001 compared to $11,124,000 for 2000. Cost of sales totaled $6,216,000 for 2001 compared to $4,350,000 for 2000. The increase reflects higher sales by the Company's independent dealers.

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

     Real estate tax expense was $702,000 in 2001 compared to $598,000 in 2000.

     Interest expense was $724,000 in 2001 and $894,000 in 2000. The decrease in interest expense is the result of a decrease in the interest rate on outstanding debt offset somewhat by higher total outstanding debt. Interest in the amount of $164,000 and $99,000 was capitalized in 2001 and 2000, respectively.

     Net Income (Loss)

     The Company reported a net income of $352,000 for 2001 as compared to a net loss of $(1,042,000) for 2000.

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

Liquidity and Capital Resources

     Mortgages and Similar Debt

     As of December 31, 2002, the Company's outstanding debt to Yasawa was $3,000,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's properties. The terms of repayment of the Yasawa loan provide for $100,000 of monthly payments of principal in cash or contracts receivable at 100% of face value, with recourse. Interest accrues at 6% for all 2000, at the prime rate adjusted semi-annually to the then current rate ranging from 9.5% to 4.75% for 2001 and 2002, and 4.25% effective January 1, 2003. The Company satisfied its principal obligation to Scafholding as of December 31, 1999. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of December 31, 2002, the total amount of accrued interest on the Yasawa and Scafholding obligations is approximately $1,629,000, which is included in accrued expenses.

     During 2002, Swan loaned the Company an additional $3,849,000 so that it was able to meet its working capital requirements. The Company's debt to Swan as of December 31, 2002, of $8,282,000 is secured by a second lien on the Company's receivables. Swan has agreed to accept contracts receivable at 90% of face value, with recourse, in payment of the Company's obligation to Swan. The Company recognizes a loss on the transfer of contracts at less than face value. The amount of each monthly payment will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Each month, the Company is required to transfer to Swan , as debt repayment, all current contracts receivable in the Company's portfolio in excess of $500,000. Swan does not charge interest for the first six months after an advance; thereafter, the interest was 6% for 2000, at the prime rate adjusted semi-annually to the then current rate ranging from 9.5% to 4.75% for 2001 and 2002 and 4.25% effective January 1, 2003. As of December 31, 2002, the accrued and unpaid interest on the Swan notes of approximately $837,000 is included in accrued interest.

     The Company recognizes the preferential cost of borrowing from Swan and other related parties by recording the difference between the Company's incremental borrowing rate and the contractual obligation rate as (i) interest expense and (ii) a capital contribution. The Company recorded a capital contribution of $78,000, $170,000 and $407,000 in 2002, 2001 and 2000,
respectively, due to the preferential cost of funds from affiliated companies.

     The following table presents information with respect to mortgages and similar debt (in thousands):

                                                        Years Ended
                                                        -----------
                                               December 31,      December 31,
                                                  2002              2001
                                               ------------      ------------

     Mortgage notes payable- Yasawa........    $ 3,000           $ 4,200
     Other loans - Swan....................      8,282             5,929
     Other Loans...........................         95               148
                                               -------           -------
       Total Mortgages and similar debt....    $11,377           $10,277
                                               -------           -------

     Substantially all of the Company's assets are pledged as collateral for its various obligations. The Company's outstanding debt to Yasawa is secured by a first lien on the Company's receivables and a mortgage on all of the Company's property; and the Company's outstanding debt to Swan is secured by a second lien on the Company's receivables.

     Contracts and Mortgages Receivable Sales and Transfers

     Approximately $20 million of outstanding contracts receivable had been sold or transferred by the Company subject to recourse obligations as of December 31, 2002. There are no funds on deposit with purchasers of the receivables as collateral for the recourse obligations. A provision has been established for the Company's obligation under the recourse provisions of which approximately $3,088,000 remains at December 31, 2002.

     The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $72,000 and $73,000 in 2002 and 2001, respectively, in revenue pursuant to these agreements. The Company also has an agreement with Swan for the servicing of its receivable portfolio; however, the Company does not receive servicing fees from Swan.

     In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse. The Company has an agreement with Swan whereby Swan may loan the Company funds to be repaid with contracts receivable at 90% of face value, with recourse.

  Other Obligations

     Currently, the Company has an obligation to complete land improvements prior to sale. Prior to 1991, the Company had an obligation to complete land improvements upon deeding which, depending on contractual provisions, typically occured within 90 to 120 days after the completion of payments by the customer. The estimated cost to complete improvements to lots and tracts from which sales have been made at December 31, 2002 and 2001 was approximately $648,000 and $783,000, respectively. The foregoing estimates reflect the Company's current development plans at its communities. These estimates as of December 31, 2002 and 2001 include a liability to provide title insurance and deeding costs of $110,000 and $145,000, respectively; and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $539,000 and $638,000, respectively; all of which are included in deferred revenue.

  Liquidity

     Retail land sales have traditionally produced negative cash flow at the point of sale. This is a result of (i) regulatory requirements to sell fully developed lots, (ii) the payment of marketing and selling expenses prior to or shortly after the point of sale, and (iii) the collection of payments on sold lots over 2-10 years. In an effort to offset these cash flow effects of installment land sales, the Company is directing a greater portion of its marketing efforts to the sale of lots with homes. The Company is now offering lots for sale in compulsory building areas where a lot purchaser must complete payments for the lot and construct a home within a limited period of time.

     The Company is dependent on its ability to sell or otherwise finance its contracts receivable and/or secure other financing to meet its cash requirements. Since 1992, the Company has been largely dependent on Yasawa, Scafholding and Swan and related parties for the financing of its operations. Although Scafholding has purchased contracts receivables at the rate of 65% of face value, with recourse, and Swan has loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse, there can be no guarantee that the Company will be able to generate sufficient receivables to obtain sufficient financing in the future, nor can there be any guarantee that Yasawa, Scafholding, Swan and other related parties, or unrelated third party lenders will continue to make loans to the Company.

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

     Management does not use derivatives to manage its exposure to market interest rate risk.

     The Company is exposed to market interest rate risk on its contracts receivable. Contracts receivable consists of fixed interest rate paper with an initial collection term of ten years. The stated interest rate is below market interest rates for similar paper. The Company periodically adjusts the stated rate on new contracts in response to changes in the market interest rate and other competitive sales factors. The Company discounts the contracts notes receivable to current market rates. At December 31, 2002, the average stated rate for contracts receivable was 9.3%, and the discount rate used was 13.5%. Under its credit agreement, the Company is required to transfer all excess contracts receivable as defined to a creditor for debt reduction. The Company's outstanding contracts receivable, net of allowance for cancellations before valuation adjustment was $1,074,000 at December 31, 2002. The unamortized valuation adjustment at December 31, 2002 was $148,000. Management estimates that a 1% increase in the market interest rate equals a valuation discount increase of approximately $30,000, which would reduce net income.

     At December 31, 2002, interest rates on contracts receivable outstanding ranged from 5% to 12% per annum (weighted average approximately 9.3%). The approximate principal maturities of contracts receivable were:

                                                 December 31, 2002
                                                 -----------------
                                                  (in thousands)

        2003..............................       $      219
        2004..............................              219
        2005..............................              218
        2006..............................              186
        2007..............................              126
        2008 and thereafter...............              310
                                                 ----------
              Total.......................       $    1,278
                                                 ==========

     If a regularly scheduled payment on a contract remains unpaid 30 days after its due date, the contract is considered delinquent. Aggregate delinquent contracts receivable at year end 2002 and 2001 approximate $408,000 and $713,000, respectively.

     Information with respect to interest rates and average contract lives used in valuing new contracts receivable generated from sales follows:

                                     Average      Average Stated     Discounted
        Years ended                   Term        Interest Rate       to Yield
        -----------                   ----        -------------       --------

        December 31, 2002.........   113 months        8.7%             13.5%
        December 31, 2001.........   111 months        8.5%             13.5%
        December 31, 2000.........    98 months        7.8%             13.5%

     The Company also has exposure to market interest rate risk on outstanding debt. As of December 31, 2002, the Company has outstanding debt of approximately $11,377,000. The stated interest rate, which is adjusted semi-annually, is the prime rate, which was 4.25% at January 1, 2003. The outstanding debt has no standard repayment term, it is dependant on the Company's sales and future contracts receivable. Under the assumption that additional borrowing would be approximate to any debt repayment, the Company estimates that a 1% increase in the market interest rate equals an increase in interest expense of approximately $114,000, which would reduce net income.

ITEM 8


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                              AND SUPPLEMENTAL DATA

                                                                          Page
                                                                          ----

Independent Auditors' Report...................................            24

Consolidated Balance Sheets as of December 31, 2002 and
 December 31, 2001.............................................            25

Statements of Consolidated Operations for each of the
 years ended December 31, 2002, December 31, 2001 and
 December 31, 2000.............................................            27

Statements of Consolidated Stockholders' Equity
 (Deficit) for each of the years ended December 31, 2002,
 December 31, 2001 and December 31, 2000.......................            28

Statements of Consolidated Cash Flows for each of the years
 ended December 31, 2002, December 31, 2001 and
 December 31, 2000.............................................            29

Notes to Consolidated Financial Statements.....................            31

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE DELTONA CORPORATION:


     We have audited the consolidated balance sheets of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related statements of consolidated operations, consolidated stockholders' equity (deficit) and consolidated cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred substantial operating losses, has continued to experience problems with liquidity and has a stockholders' deficit at December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


JAMES MOORE & CO.  P.L.
Certified Public Accountants
Gainesville, Florida
February 6, 2003, except for Note 12,
as to which the date is March 7, 2003

                           CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                                     ASSETS
                                 (in thousands)


                                                    December 31,   December 31,
                                                       2002           2001
                                                    ------------   ------------

Cash and cash equivalents, including escrow
 deposits and restricted cash of $820 in 2002
 and $561 in 2001 ...............................   $  1,039       $    923
                                                    --------       --------

Contracts receivable for land sales .............      1,278          1,556

Less: Allowance for uncollectible contracts .....       (200)          (205)

      Unamortized valuation discount ............       (148)          (138)
                                                    --------       --------
Contracts receivable - net ......................        930          1,213
                                                    --------       --------

Mortgages and other receivables - net ...........        139            248
                                                    --------       --------

Inventories, at lower of cost or net realizable value:

  Land and land improvements ....................      7,237          7,941

  Other .........................................      1,754          1,261
                                                    --------       --------

        Total inventories .......................      8,991          9,202
                                                    --------       --------

Property, plant and equipment - net .............        608            623
                                                    --------       --------

Investment in venture ...........................         70             53
                                                    --------       --------

Prepaid expenses and other ......................        967          1,168
                                                    --------       --------

                Total ...........................   $ 12,744       $ 13,430
                                                    ========       ========




The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                           CONSOLIDATED BALANCE SHEETS

                    THE DELTONA CORPORATION AND SUBSIDIARIES

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)



                                                    December 31,   December 31,
                                                       2002           2001
                                                    ------------   ------------


Mortgages and similar debt:
  Mortgage notes payable - related parties.......   $  3,000       $  4,200
  Other loans - related parties .................      8,282          5,929
  Other loans....................................         95            148
                                                    --------       --------
    Total mortgages and similar debt.............     11,377         10,277

Accounts payable-trade ..........................        332            298

Accrued interest payable - related parties.......      2,466          2,047

Obligation under recourse provisions.............      3,088          2,994

Accrued expenses and other ......................        334            447

Customers' deposits .............................      1,161          1,259

Deferred revenue.................................      3,818          4,425
                                                    --------       --------
    Total liabilities ...........................     22,576         21,747
                                                    --------       --------

Commitments and contingencies (Notes 1 and 8)

Stockholders' equity (deficit):

  Preferred stock, $1 par value - authorized
  5,000,000 shares; no shares are issued and
  outstanding, preferences will be determined
  prior to issuance.                                     -0-            -0-

  Common stock, $1 par value-authorized
  15,000,000 shares; issued and outstanding:
  13,544,277 shares in 2002 and 2001
  (excluding 12,228 shares held in treasury).....     13,544         13,544

  Additional paid-in capital.....................     52,518         52,440

  Accumulated deficit ...........................    (75,894)       (74,301)
                                                    --------       --------
    Total stockholders' equity (deficit) ........     (9,832)        (8,317)
                                                    --------       --------

                    Total........................   $ 12,744       $ 13,430
                                                    ========       ========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.


                      STATEMENTS OF CONSOLIDATED OPERATIONS

                   THE DELTONA CORPORATION AND SUBSIDIARIES
                        (in thousands except share data)

                                                             Years Ended
                                               ----------------------------------------
                                               December 31,  December 31,  December 31,
                                                  2002          2001          2000
                                               ------------  ------------  ------------
Revenues

 Gross land sales ..........................   $  6,591      $  9,960      $  6,804
 Less: Estimated uncollectible sales .......     (1,834)       (1,774)       (1,176)
       Contract valuation discount .........       (227)          (73)         (267)
                                               --------      --------      --------
 Net land sales ............................      4,530         8,113         5,361
 Sales-housing .............................      4,768         4,975         3,231
 Recognized improvement revenue-prior
  period sales .............................        261           124           276
 Gain on recovery of bad debt ..............        -0-           178           -0-
 Interest income ...........................        355           377           440
 Other .....................................        768           802           774
                                               --------      --------      --------
                             Total .........     10,682        14,569        10,082
                                               --------      --------      --------

Costs and expenses

 Cost of sales-land ........................      1,470         1,928         1,397
 Cost of sales-housing .....................      3,943         4,028         2,716
 Cost of improvements-prior period sales ...        161            59            62
 Cost of sales-other .......................        247           201           175
 Commissions, advertising, and other selling
  expenses .................................      3,368         4,690         3,455
 General and administrative expenses .......      1,615         1,431         1,362
 Real estate tax ...........................        794           702           598
 Equity in loss of joint venture ...........         67            30           -0-
 Loss on transfer of contracts receivable ..        150           424           465
 Interest expense ..........................        460           724           894
                                               --------      --------      --------
              Total ........................     12,275        14,217        11,124
                                               --------      --------      --------

Income (loss) from operations before
 income taxes ..............................     (1,593)          352        (1,042)

Provision for income taxes .................        -0-           -0-           -0-
                                               --------      --------      --------

Net income (loss) ..........................   $ (1,593)     $    352      $ (1,042)
                                               ========      ========      ========

Net income (loss) per common share .........   $   (.12)     $    .03      $   (.08)
                                               ========      ========      ========



   The accompanying notes are an integral part of the consolidated financial statements.


            STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)



              For the years ended December 31, 2002, 2001 and 2000

                                                                 Additional   Accumulated
                                               Common Stock      Paid-in      Earnings
                                               ($1 par value)    Capital      (Deficit)      Total
                                               --------------    -------      ---------      -----


Balances, December 31, 1999 ................   $   13,544        $ 51,863     $(73,611)      $ (8,204)

Imputed interest expense on debt
 with related party ........................          -0-             407          -0-            407
Net (loss)for the year .....................          -0-             -0-       (1,042)        (1,042)
                                               ----------        --------     --------       --------

Balances, December 31, 2000 ................       13,544          52,270      (74,653)        (8,839)

Imputed interest expense on debt
 with related party ........................          -0-             170          -0-            170
Net income for the year ....................          -0-             -0-          352            352
                                               ----------        --------     --------       --------

Balances, December 31, 2001 ................       13,544          52,440      (74,301)        (8,317)
                                               ----------        --------     --------
Imputed interest expense on debt
 with related party ........................          -0-              78          -0-             78
Net (loss) for the year ....................          -0-             -0-       (1,593)        (1,593)
                                               ----------        --------     --------       --------

Balances, December 31, 2002 ................   $   13,544        $ 52,518     $(75,894)      $ (9,832)
                                               ==========        ========     ========       ========




    The accompanying notes are an integral part of the consolidated financial statements.


                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)


                                                             Years Ended
                                               ----------------------------------------
                                               December 31,  December 31,  December 31,
                                                  2002          2001          2000
                                               ------------  ------------  ------------

Cash flows from operating activities:
 Cash received from operations:
   Proceeds from sale of residential units ..  $  4,768      $  4,852      $  3,282
   Collections on contracts and mortgages
    receivable .............................        688           778         1,040
   Down payments on and proceeds from sales
    of homesites and tracts ................      1,185         1,748         1,748
   Proceeds (uses) from other sources ......        876           375           490
                                               --------      --------      --------
     Total cash received from operations ...      7,517         7,753         6,560
                                               --------      --------      --------

 Cash expended by operations:
   Cash paid for residential units ..........     3,944         4,036         3,167
   Cash paid for land and land improvements .     1,469         1,494         1,309
   Cash paid for interest ...................         0             5             0
   Commissions, advertising and other selling
    expenses ................................     3,507         4,254         4,737
   General and administrative expenses ......     1,243         1,247         1,082
   Real estate taxes paid ...................       863           900           347
                                               --------      --------      --------
     Total cash expended by operations ......    11,026        11,936        10,642
                                               --------      --------      --------
       Net cash provided by (used in)
        operating activities ................    (3,509)       (4,183)       (4,082)
                                               --------      --------      --------

Cash flows from investing activities:
  Payment for acquisition and construction of
   property, plant and equipment ............       (87)          (76)          (31)
  Investment in venture .....................       (84)          (83)            0
                                               --------      --------      --------
     Net cash provided by (used in) investing
                 activities .................      (171)         (159)          (31)
                                               --------      --------      --------

Cash flows from financing activities:
  New borrowings ............................     3,849         4,600         4,245
  Repayment of borrowings ...................       (53)          (16)            0
                                               --------      --------      --------
     Net cash provided by (used in) financing
      activities ............................     3,796         4,584         4,245
                                               --------      --------      --------

Net increase (decrease) in cash and cash
 equivalents ................................       116           243           132

Cash and cash equivalents, beginning of year.       923           680           548
                                               --------      --------      --------

Cash and cash equivalents, end of year ......  $  1,039      $    923      $    680
                                               ========      ========      ========



   The accompanying notes are an integral part of the consolidated financial statements.


                STATEMENTS OF CONSOLIDATED CASH FLOWS-(Continued)

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                                 (in thousands)

                                                             Years Ended
                                               ----------------------------------------
                                               December 31,  December 31,  December 31,
                                                  2002          2001          2000
                                               ------------  ------------  ------------

Reconciliation of net income (loss) to
 net cash provided by (used in) operating activities:

Net income (loss) ...........................  $(1,593)      $   352       $ (1,042)
                                               -------       -------       --------
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
   Depreciation .............................      102            72             66
   Provision for estimated uncollectible
    sales and recourse obligations ..........    1,834         1,774          1,176
   Contract valuation discount, net of
    amortization ............................       10          (126)            62
   Equity in loss in joint venture ..........       67            30            -0-
   Imputed Interest on debt with related
    party (See Note 5) ......................       78           170            408
   Loss on transfer of contracts receivable..      150           424            465

(Increase) decrease in assets and increase
 (decrease) in liabilities:
   Gross contracts receivable plus deductions
    from reserves ...........................   (4,392)       (7,174)        (7,558)
   Mortgages and other receivables ..........      109          (108)           (31)
   Land and land improvements ...............      704           597           (138)
   Housing completed or under construction
    and other ...............................     (493)          100           (430)
   Prepaid expenses and other ...............      201           234           (492)
   Accounts payable, accrued expenses and
    other ...................................      419           530          1,103
   Customers' deposits ......................      (98)         (138)           667
   Deferred revenue .........................     (607)         (920)         1,662
                                               -------       -------       --------
       Total adjustments and changes ........   (1,916)       (4,535)        (3,040)
                                               -------       -------       --------

Net cash provided by (used in) operating
 activities .................................  $(3,509)      $(4,183)      $ (4,082)
                                               =======       =======       ========

Supplemental disclosure of non-cash investing and financing activities:

Interest expense treated as contribution to
  capital (See Note 5) ......................  $    78       $   170       $    408
                                               =======       =======       ========
Increase in inventory as a result of spec
 house transfer and corresponding increase
 in debt ....................................  $   -0-       $   -0-       $    863
                                               =======       =======       ========
Transfer of contracts receivable for
 debt repayment..............................  $ 2,696       $ 5,443       $  5,850
                                               =======       =======       ========
Acquisition of equipment financed with
 debt .......................................  $   -0-       $   164       $    -0-
                                               =======       =======       ========



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

     The Company has net loss from operations for 2002 of ($1,593,000), net income from operations for 2001 of $352,000 and a net loss from operations for 2000 of ($1,042,000), resulting in a stockholders' deficit of $(9,832,000) as of December 31, 2002.

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

     The Company has been dependent on its ability to sell or otherwise finance contracts receivable and/or secure other financing sources to meet its cash requirements. Additional financing of $3,849,000 was required in 2002 and was funded through additional loans from Swan. Additional financing will be required in the future. Although Swan has loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse since 1999, there can be no guarantee that the Company will be able to generate sufficient receivables to obtain sufficient financing in the future or that the Company will be able to obtain financing from Yasawa, Scafholding, Swan and other related parties, or from unrelated parties. (See Notes 5 and 11.)

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

     The Company is principally engaged in the development and sale of Florida real estate through the development of planned communities on land acquired for that purpose. The Company sells homesites under installment contracts, which provide for payments over periods ranging from 2 to 10 years. Since 1991, the Company has offered only developed lots for sale. Sales of homesites are recorded under the percentage-of-completion method in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("SFAS No. 66"). Since 1991, the Company has not recognized a sale until it has received 20% of the contract sales price. The Company recognizes the sale of houses at closing under the full accrual method meeting the requirements of SFAS No. 66. The Company does not finance the sale of homes. Substantially all of the sales in 2002, 2001 and 2000 were through two independent brokers in New York.

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

     At the time of recording a sale the Company records an allowance for the estimated cost to cancel the related contracts receivable through a charge to the provision for uncollectible sales. If the contract is transferred with recourse (see Note 8) the associated allowance for contract cancellation is reclassified to a liability under "Obligation under recourse provisions". The allowance for uncollectible contracts and recourse liability are maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the contracts receivable portfolio. The amount of the allowance and recourse liability is based on management's evaluation of the collectibility of the contracts receivable portfolio, including historical loss experience, economic conditions, and other risks inherent in the portfolio. While the Company uses the best information available to make such evaluations it is at least reasonably possible, future material adjustments to these allowances may be necessary in the near term as a result of future national and international economic and other conditions that may be beyond the Company's control. However, the amount of the change that is reasonably possible cannot be estimated. Changes in the Company's estimate of the allowance for previously recognized sales are reported in earnings in the period in which they become estimable and are charged to the provision for uncollectible contracts. The allowance is increased by a provision for uncollectible sales, which is charged to expense and reduced by cancellations, net of recoveries. The determination of the adequacy of the allowance for uncollectible contracts is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.

     The Company records deferred revenue for contracts transferred to Swan and Yasawa that have not yet been recognized for financial reporting purposes under SFAS No. 66, as 20% of the contract sales price has not been received. These contracts have not been recognized as sales when transferred to Swan and Yasawa because Swan and Yasawa are related parties and because the recourse provision allows the contracts to be returned to the Company in the event they become delinquent. The Company monitors the collection of contracts receivable transferred to Swan and Yasawa and recognizes the contracts as a sale when the provisions of SFAS No. 66 are met. In addition, the Company has determined that the transfer of contracts to Swan and Yasawa with recourse meets the requirements of Statement of Financial Accounting Standard No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") to be accounted for as a sale. In accordance with the provisions of SFAS No. 140, the Company has reduced its contracts receivable by the amount transferred and reduced debt by the payment credit given. The loss realized upon the transfer of contracts is recognized as a loss on transfer of contracts receivable. The Company does not retain any financial interests in the contracts receivable transferred. SFAS No. 140 is effective for transactions after March 31, 2001. Prior to the issuance of SFAS No. 140, the Company followed the provisions of Statement of Financial Accounting Standard No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). There was no effect on the Company's financial reporting resulting from the transition from SFAS No. 125 to SFAS No. 140.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



1.   Basis of Presentation and Significant Accounting Policies (continued)


     Interest costs directly related to, and incurred during, a project's construction period are capitalized. In 2002, 2001 and 2000, approximately $54,000, $164,000, and $99,000, respectively, of interest was capitalized.

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

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," long-lived assets, such as inventories and property, plant and equipment to be held and used are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. As of December 31, 2002 and 2001, there were no assets considered impaired under the provisions of the Statement.

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

     Certain amounts for 2001 and 2000 have been reclassified to conform to presentations adopted in 2002. These reclassifications include in 2002, the loss recognized on the transfer of contracts receivable reclassified from a component of "Estimated uncollectible sales" to "Loss on transfer of contracts receivable", and the estimated liability for obligations with recourse provisions was reclassified from a component of "Accrued expenses and other" to "Obligations under recourse provisions".

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



2.   Contracts and Mortgages Receivable

     The Company's contracts receivable are collateralized by improved vacant residential lots . The Company's contracts receivable portfolio is not diversified and a substantial portion of its customers' ability to honor their contracts is dependent on local economic conditions of its customers.

     Contracts receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for uncollectible contracts receivable, and any valuation allowance.

     Interest rates on contracts receivable outstanding as of December 31, 2002, ranged from 5% to 12% per annum (weighted average approximately 9.3%), and the approximate principal maturities on these contracts were:

                                            December 31, 2002
                                            -----------------
                                              (in thousands)
        2003.........................         $     219
        2004.........................               219
        2005.........................               218
        2006.........................               186
        2007.........................               126
        2008 and thereafter..........               310
                                              ---------
              Total..................         $   1,278
                                              =========

     If a regularly scheduled payment on a contract remains unpaid 30 days after its due date, the contract is considered delinquent. Aggregate delinquent contracts receivable at December 31, 2002 and 2001 approximate $302,000 and 713,000, respectively.

     Contracts receivable are considered eligible to cancel when a required payment has not been received by the end of the contractual grace period. The length of the contractual grace period ranges from 90 to 180 days depending upon the amount of equity paid into the contract. The accrual of interest on contracts receivable is discontinued at the time the contract is cancelled following the contractual grace period. The accrued interest on cancelled contracts is charged against the reserve for uncollectible contracts. Contracts are returned to accrual status when the principal and interest amounts contractually due are brought current or a reasonable program is established with the customer to bring payments current and future payments are reasonably assured.

     Information with respect to interest rates and average contract lives used in valuing new contracts receivable generated from sales follows:

                                     Average      Average Stated     Discounted
     Years ended                       Term       Interest Rate        to Yield
     -----------                    ----------    --------------     ----------
     December 31, 2002...........   113 months         8.7%             13.5%
     December 31, 2001...........   111 months         8.5%             13.5%
     December 31, 2000...........    98 months         7.8%             13.5%

     During 2002 and 2001, the Company transferred contracts and mortgages receivable, with recourse, in satisfaction of debt of $2,696,000 and 5,443,000, respectively. The Company is also required to make monthly principal payments of contracts receivable with recourse to Yasawa, Scafholding and Swan. (See Note 5.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



2.   Contracts and Mortgages Receivable (continued)

     A credit risk concentration results when the Company has a significant credit exposure to an individual or a group engaged in similar activities or having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The contracts receivable are generally diversified among individuals but concentrated in certain socio-economic groups and geographical locations.

3.   Inventories

     Information with respect to the classification of inventory of land and land improvements including land held for sale or transfer as of December 31, 2002 and 2001, is as follows:

                                           2002         2001
                                        ---------     ---------
                                               (in thousands)
     Unimproved land..............      $     420     $   420
     Land in various stages of
       development................          2,622       2,147
     Fully improved land..........          4,195       5,374
                                        ---------     -------
           Total..................      $   7,237     $ 7,941
                                        =========     =======

4.   Property, Plant and Equipment

     Property, plant and equipment and accumulated depreciation consist of the following:

                                  December 31, 2002        December 31, 2001
                                 -------------------      --------------------
                                         Accumulated                Accumulated
                                 Cost    Depreciation     Cost      Depreciation
                                 ------  ------------     ------    ------------
                                               (in thousands)

     Land and land
      improvements............   $   98  $    -0-         $   98    $    -0-
     Other buildings,
      improvements and
      furnishings.............    1,185       879          1,115         834
     Construction and other
      equipment...............      962       758            948         704
                                 ------  --------         ------    --------
           Total..............   $2,245  $  1,637         $2,161    $  1,538
                                 ======  ========         ======    ========

     Depreciation charged to operations for the years ended December 31, 2002, 2001 and 2000 was approximately $102,000, $72,000 and $66,000, respectively.

5.   Mortgages and Similar Debt

     As of December 31, 2002, the Company's outstanding debt to Yasawa was $3,000,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's properties. The terms of repayment of the Yasawa loan provide for $100,000 of monthly payments of principal in cash or contracts receivable at 100% of face value, with recourse. Interest accrues at 6% for 2000, at the prime rate adjusted semi-annually to the then current rate ranging from 9.5% to 4.75% for 2001 and 2002 and 4.25% effective January 1, 2003. The Company satisfied its principal obligation to Scafholding as of December 31, 1999. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of December 31, 2002, the total amount of interest accrued on the Yasawa and Scafholding obligations is approximately $1,629,000, which is included in accrued interest.

     During 2002, Swan loaned the Company an additional $3,849,000 so that it was able to meet its working capital requirements. The Company's debt to Swan as of December 31, 2002, of $8,282,000 is secured by a second lien on the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



5.   Mortgages and Similar Debt (continued)

Company's receivables. Swan has agreed to accept contracts receivable at 90% of face value, with recourse, in payment of the Company's obligation to Swan. The Company recognizes a loss on the transfer of contracts at less than face value. The amount of each monthly payment will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Each month, the Company is required to transfer to Swan , as debt repayment, all current contracts receivable in the Company's portfolio in excess of $500,000. Swan does not charge interest for the first six months after an advance; thereafter, the interest was 6% for 2000, at the prime rate adjusted semi-annually to the then current rate ranging from 9.5% to 4.75% for 2001 and 2002 and 4.25% effective January 1, 2003. As of December 31, 2002, the accrued and unpaid interest on the Swan notes of approximately $837,000 is included in accrued interest.

     The Company records interest expense for all borrowing at the Company's incremental borrowing rate, which is currently the prime rate. Since the interest does not accrue for the first six months of each loan advance from Swan, the interest calculated is expensed and recorded as additional paid-in capital. This amount was approximately $78,000 in 2002 and $170,000 in 2001. For 2000, the Company recorded interest expense on all outstanding debt balances to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate. The difference between interest calculated at 8% and the amount accrued under the terms of the respective notes was approximately $407,000 and was recorded as interest expense and additional paid-in capital.

     In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse. The Company has an agreement with Swan whereby Swan may loan the Company funds to be repaid with contracts receivable at 90% of face value, with recourse.

     The following table presents information (in thousands) with respect to the minimum principal maturities of mortgages and similar debt for the next five years (excluding amounts owed to Swan) as of December 31, 2002.


        2003............................       $   1,255
        2004............................           1,240
        2005............................             600
        2006............................             -0-
        2007............................             -0-
                                               ---------
                                               $   3,095

     Indebtedness under various purchase money mortgages and loan agreements is collateralized by substantially all of the Company's assets, including stock of wholly-owned subsidiaries.

     The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $72,000, $73,000, and $75,000, in 2002, 2001 and 2000,
respectively, in revenue pursuant to these agreements. The Company also services the Swan receivable portfolio, which consisted of 952 contracts as of December 31, 2002; however, the Swan portfolio is serviced at no charge to Swan under the Trust and Servicing Agreement.

6.   Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes." Differences between accounting rules and tax laws cause differences between the basis of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effect of these differences, to the extent they are temporary, is recorded as deferred tax assets and liabilities. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred assets and liabilities. Temporary differences which give rise to deferred tax assets and liabilities consist of recognition of income from land sales differently for financial reporting and

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



6.  Income Taxes (continued)

tax purposes, recognizing estimated losses on contract cancellations and recourse obligations when estimated but not for tax purposes until realized, and interest accrued to related parties but not for tax purposes until paid.

     For the years ended December 31, 2002 and 2000, the Company had a net loss for tax and financial reporting purposes. Accordingly, there was no tax provision for such years. For the year ended December 31, 2001, the Company had a net income for financial reporting purposes but a net loss for tax purposes. The 2001 provision for taxes in thousands consists of the following:

                                                2001
                                             ---------

        Current.........................     $     -0-
        Deferred........................        66,000
        Tax benefit of net operating
         loss carryforward..............       (66,000)
                                             ---------
              Net provision for income
               taxes....................     $     -0-
                                             =========

     As of December 31, 2002, the Company had a net deferred tax asset of approximately $17,800,000, which primarily resulted from the tax effect of the Company's net operating loss carryforward of $45,000,000. A valuation allowance of $17,800,000 has been established against the net deferred tax asset.

     As of December 31, 2001, the Company had a net deferred tax asset of approximately $14,619,000, which primarily resulted from the tax effect of the Company's net operating loss carryforward of $36,917,000. A valuation allowance of $14,619,000 has been established against the net deferred tax asset.

     The Company's regular net operating loss carryover for tax purposes is estimated to be approximately $37,500,000 at December 31, 2002, of which $9,189,000 was available through 2005, $9,780,000 through 2006, $5,029,000 through 2008,  $5,401,000  through  2009,  $1,977,000  through 2011,  $1,425,000 through 2019,  $695,000 through 2020,  $307,000 in 2021, and $3,697,000  through
2022. In addition to the net operating loss carryover, alternative minimum tax credits of $386,000 are available to reduce federal income tax liabilities only after the net operating loss carryovers have been utilized.

     There can be no assurances that the Company will generate taxable income to utilize any of the carryforwards or, that the generation of such taxable income may not trigger an alternative tax liability that would offeset any such carryforwards. The utilization of the Company's net operating loss and tax credit carryforwards could be impaired or reduced under certain circumstances, pursuant to changes in the federal income tax laws. Events which affect these carryforwards include, but are not limited to, cumulative stock ownership changes of 50% or more over a three-year period, as defined, and the timing of the utilization of the tax benefit carryforwards.

7.   Liability for Improvements

     The Company has an obligation to complete land improvements upon deeding which, depending on contractual provisions, typically occurs within 90 to 120 days after the completion of payments by the customer. The estimated cost to complete improvements to lots and tracts from which sales have been made at December 31, 2002 and 2001 was approximately $648,000 and $783,000, respectively. The foregoing estimates reflect the Company's current development plans at its communities (see Note 8). These estimates as of December 31, 2002 and 2001 include a liability to provide title insurance and deeding costs of $110,000 and $145,000, respectively; and an estimated cost of street maintenance, prior to assumption of such obligations by local governments, of $538,000 and $638,000, respectively; all of which are included in deferred revenue.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



7.   Liability for Improvements (continued)

     The anticipated expenditures, in thousands, for land improvements, title insurance and deeding to complete areas from which sales have been made as of December 31, 2002 are as follows:

     2003...............................         $  309
     2004...............................            205
     2005...............................             54
     2006...............................             20
     2007 and thereafter................             60
                                                 ------
            Total.......................         $  648
                                                 ======

8.   Commitments and Contingent Liabilities

     Total rental expense for the years ended December 31, 2002, 2001 and 2000 was approximately $78,000, $82,000 and $89,000, respectively.

     The Company has short-term leases on its headquarters building in the TimberWalk section of Marion Oaks, and on its Miami office. Estimated rental expense under these short-term leases is expected to be approximately $135,000 annually. The Company has no material equipment leases.

     The  Company   earns   administrative   fees  for  selling  lots  owned  by
Scafholding. In the years ended December 31, 2002, 2001 and 2000, the Company earned $159,770, $205,878 and $38,520, respectively, in fees for sold lots.

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

     In 1990 and 1992, the Company sold contracts and mortgages receivable to third parties. These transactions, among other things, require that the Company replace or repurchase any receivable that becomes 90 days delinquent upon the request of the purchaser. Such requirement can be satisfied from contracts in which the purchaser holds a security interest (approximately $800,000 as of December 31, 2002). The Company provides for estimated future cancellations based on the Company's historical experience for receivables the Company services. The Company did not replace any delinquent receivables in 2002, 2001 or 2000. As of December 31, 2002 and 2001, $969,000 and $1,060,000,
respectively, in receivables were delinquent. (See Note 12.)

     Approximately $20 million of contracts receivable, subject to recourse provisions were sold or transferred by the Company as of December 31, 2002. There are no funds on deposit with purchasers of the receivables as collateral for the recourse obligation. However, the Company may recover the underlying lot when the contract is cancelled. The Company has estimated its obligations under the recourse provisions, following the same methodology utilized in estimating contract cancellations (see Note 1) to be approximately $3,088,000 and $2,994,000 at December 31, 2002 and 2001, respectively. Because of inherent uncertainties in estimating the ultimate amount to be required under the recourse provisions, it is reasonably possible that the Company's estimate will change in the near term.

     In addition to the matters discussed above, from time to time, the Company may become a party to claims and other litigation relating to the conduct of its business, which is routine in nature and, in the opinion of management, should have no material effect upon the Company's operation.

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

     The net income (loss) for 2002, 2001 and 2000 were ($1,593,000),  $352,000, and ($1,042,000), respectively.

     The average number of shares of common stock and common stock equivalents used to calculate basic earnings (loss) per share in 2002, 2001 and 2000 was 13,544,277.

10.  Investment in Venture

     The Company entered into a joint venture agreement (the "Venture") with Scafholding (see Note 1) in 2001 for the purchase of property tax certificates, application of tax deeds, administration and the acquisition and sale of land. The Company provides administrative, managerial, sales and marketing services to the Venture. The Company is reimbursed by the Venture for all commissions and marketing costs plus an administrative fee of 10% of all sales consummated. Scafholding provides financing to the Venture and has loaned the Venture approximately $1,554,000 as of December 31, 2002. The Company collected $3,549 in administrative fees and reimbursements in 2002; there were no reimbursements or administrative fees earned for 2001. Interest on the outstanding debt to Scafholding accrues at the fixed rate of 7.75%. Net income is to be distributed equally between the Company and Scafholding. The Company records its investment in the Venture using the equity method of accounting as control of the Venture rests with Scafholding as specified in the joint venture agreement.


11.  Capital Transactions

     In 2002, the Company filed a Form 13E(3) and a preliminary proxy statement related to a proposed going private transaction. These documents are currently being reviewed by the SEC staff. These filings were done pursuant to actions by the Board of Directors. On December 13, 2001, the Board of Directors approved, subject to stockholder approval, a 1 for 500,000 reverse split of the Company's common stock and a related amendment to the Company's Articles of Incorporation reducing the number of authorized shares to 30. Based on the current common stockholdings, if voted and approved by the stockholders, the reverse split will reduce the number of the Company's stockholders to two stockholders: Selex International, B.V., a Netherlands corporation ("Selex") and Yasawa Holdings, N.V., a Netherlands Antilles corporation ("Yasawa"). The date of the meeting of stockholders to consider both matters will be determined upon the conclusion of the review and subsequent amendments to the disclosures in preliminary proxy statement and Form13E(3)filings.

12.  Subsequent Events

     On March 7, 2003, the Company closed on an agreement that resulted in the termination of its repurchase obligation on contracts receivable sold in 1990 and 1992. The termination of this recourse obligation covering approximately $1 million of contracts receivable, substantially all of which were non-performing, will result in a one-time gain on termination of a recourse obligation of approximately $870,000 and a reduction in the liability for "Obligation under recourse provisions". This one-time gain will be reported in the first quarter of 2003. In terminating the obligation, the Company acquired over 200 contracts receivable, substantially all of which are non-performing, each of which is collateralized by an improved vacant residential lot, and over 150 lots, which were added to the Company's land inventory. As a part of this transaction, the Company received lots that are being conveyed to Citony Development Corporation pursuant to a 1992 purchase agreement, which conveyed all of the Company's property in the Citrus Springs subdivision,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES



12.  Subsequent Events (continued)

including any lots reacquired under this transaction. The aggregate costs incurred of approximately $195,000 will be assigned to the acquired assets based on a basket-purchase method of allocation.

     If the termination of the repurchase obligation had occurred prior to the earliest reported year, the impact of the transaction on the reported Results of Operations in 2002, 2001 and 2000 would have been to increase the "Estimated uncollectible sales expense" and to decrease net income or increase net loss in each of the years by $80,000, $260,000 and $260,000, respectively. Set forth below is the Summary Pro forma results, as if the transaction occurred prior to the earliest reported year:

            Pro Forma Results                   Years ended December 31,
                                             2002         2001          2000
                                            --------    --------      --------
Revenues, as reported                       $ 10,682    $ 14,569      $ 10,082
Costs and expenses, as reported               12,275      14,217        11,124
Pro forma - increase in expenses                  81         260           260
                                            --------    --------      --------
Pro forma Net income (loss)                 $ (1,674)   $     92      $ (1,302)
                                            ========    ========      ========
Pro forma income (loss) per share           $   (.12)   $    .01      $   (.10)
Weighted average common shares outstanding  13,544,277  13,544,277    13,544,277


     The pro forma results are provided for illustration only of the transaction described above. The pro forma results should not be considered indicative of future results of operations.

     Between January 1, 2003 and March 7, 2003, Swan loaned the Company $800,000 under similar terms as described in Note 5. These funds were used to meet the Company's current working capital requirements. In January and February 2003, the Company transferred contracts receivable with a face value of approximately $200,000 to Scafholding and contracts receivable with a face value of approximately $100,000 to Swan under terms described in Note 5 above.

13.  Supplemental Unaudited Quarterly Financial Data

     Set forth on the following page is supplemental unaudited quarterly financial data prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. In the fourth quarter of 2002, the results were negatively impacted by lower land sales and by increased cancellations of contracts which contributed to an increase in the allowance for uncollectible contracts of approximately $500,000.

                 SUPPLEMENTAL UNAUDITED QUARTERLY FINANCIAL DATA
                    (in thousands, except per share amounts)


                                       Net Income
                                         (Loss)
                                          From
                                       Operations
                                         Before         Net       Net Income
                                         Income       Income      (loss) per
                            Revenues     Taxes        (Loss)         Share
                            --------   ----------    --------     ----------

2002
  First.....                $ 2,930    $    133      $    133     $   .01
  Second....                $ 3,216    $    (47)     $    (47)    $   .00
  Third.....                $ 3,035    $   (293)     $   (293)    $  (.02)
  Fourth....                $ 1,501    $ (1,386)     $ (1,386)    $  (.11)
                            -------    --------      --------     -------
Total.......                $10,682    $ (1,593)     $ (1,593)    $  (.12)
                            =======    ========      ========     =======


2001
  First....                 $ 3,407    $     61      $     61     $   .01
  Second...                 $ 3,495    $     44      $     44     $   .00
  Third....                 $ 3,029    $     15      $     15     $   .00
  Fourth...                 $ 4,638    $    232      $    232     $   .02
                            -------    --------      --------     -------
Total......                 $14,569    $    352      $    352     $   .03
                            =======    ========      ========     =======

2000
  First....                 $ 2,087    $   (402)     $   (402)    $  (.03)
  Second...                 $ 2,503    $    (69)     $    (69)    $  (.01)
  Third....                 $ 2,794    $     69      $     69     $   .01
  Fourth...                 $ 2,698    $   (640)     $   (640)    $  (.05)
                            -------    --------      --------     -------
Total......                 $10,082    $ (1,042)     $ (1,042)    $  (.08)
                            =======    ========      ========     =======

ITEM 9.

                         INDEPENDENT PUBLIC ACCOUNTANTS


Audit Fees

The Company paid audit and review fees and out of pocket expenses to James Moore & Co. P.L. totaling $69,306 for the year ended December 31, 2002.

Financial Information Systems and Implementation Fees

The Company did not incur any fees or costs associated with financial information systems or implementation fees.

All Other Fees

The Company also paid fees to James Moore & Co. P.L. for the year ended December 31, 2002 for preparation of tax related documentation in the amount of $13,900 and $3,410 for fees related to consultation regarding selection criteria and process for the new Chief Financial Officer.

ITEM 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

     The  Board  of  Directors  of  the  Company  presently   consists  of  five
individuals: Antony Gram (Chairman of the Board), Christel DeWilde, George W. Fischer, Rudy Gram and Thomas B. McNeill.

     The table below sets forth the names of the present directors of the Company, together with certain information as of March 3, 2003 with respect to each of them. The entire Board of Directors is elected annually to hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. Unless otherwise indicated, each nominee has held the position shown, or has been associated with the named employer in the executive capacity shown, for more than the past five years.

                                                                     Year
                                                                     First
                                                                     Elected
Name and Age            Principal Occupation and Other Information   Director
------------            ------------------------------------------   --------

Christel DeWilde 40     Independent Consultant for Antony Gram         1998
(b)(d)                  since January 2003.  From February 1995
                        through December 2002, Ms. DeWilde was
                        employed as financial analyst for Antony
                        Gram.  Ms. DeWilde was Chief Financial
                        Officer of the Sab Wabco Group, Brussels,
                        Belgium from December 1992 to February 1995.

George W. Fischer, 62   Mr. Fischer is retired.  From 1975 through     1992
(a),(b),(c)             1995 he served as President of H.E.C.
                        Fischer, Inc., a closely held real estate company.

Antony Gram, 60         Chairman of the Board of Directors and         1992
(a), (c), (d), (e)      Chief Executive Officer of the Company
                        since July 13, 1994 and President since
                        October 2, 1998. For more than the past
                        five years, Mr. Gram has served as
                        Managing Director of Gramyco, a
                        scaffolding company, based in Belgium.

Rudy Gram, 39           Vice President, Swan Development               1995
(a),(c),(e)             Corporation, based in St. Augustine,
                        Florida since 1995.

Thomas B. McNeill, 68   Retired partner of the law firm of Mayer,      1975
(b)(d)                  Brown, Rowe & Maw, formerly Mayer, Brown &
                        Platt, Chicago, Illinois.

Current Committee Members & Affiliations:
        (a)           Member, Executive Committee.
        (b)           Member, Audit Committee.
        (c)           Member, Executive Compensation Committee.
        (d)           Member, Nominating Committee.
        (e)           Rudy Gram is the son of Antony Gram.

Additional Information Concerning the Board of Directors

     Currently, Directors DeWilde, McNeill and Rudy Gram receive a fee of $1,000 per month for services as a Director of the Company and are reimbursed for travel and related costs incurred with respect to committee and board meetings. Mr. Fischer receives a fee of $1,600 per month for services as a Director of the Company and as the Board's representative on the Management Committee; he is also reimbursed for travel and related costs incurred with respect to committee
and board                              43
meetings. Mr. Antony Gram does not receive a monthly Director's fee; however, he is reimbursed for travel and related costs incurred with respect to committee and board meetings and other Company business activities.

     The Board of Directors has several standing committees: an Executive Committee, an Audit Committee, an Executive Compensation Committee and a Nominating Committee.

     The Executive Committee, of which Antony Gram is Chairman, exercises certain powers of the Board of Directors during the intervals between meetings of the Board and met once during 2002.

     The Audit Committee, of which Mr. McNeill is Chairman, confers with the independent auditors of the Company and otherwise reviews the adequacy of internal controls, reviews the scope and results of the audit, assesses the accounting principles followed by the Company, and recommends the selection of the independent auditors. There were two meetings of the Audit Committee during 2002.

     The Executive Compensation Committee is chaired by Mr. Fischer, who serves on no similar committee of any other company. While the other members of the Committee, Messrs. Antony Gram and Rudy Gram, may serve together as directors of other companies, none serves as a member of any other compensation committee. The Committee reviews the methods and means by which management is compensated, studies and recommends new methods of compensation, and reviews the standards of compensation for management. In addition, the Executive Compensation Committee administers the Annual Executive Bonus Plan. No member of the Committee is eligible to participate in any of the Company's compensation and benefit plans. See "Compensation Committee Report." The Executive Compensation Committee held one meeting during 2002.

     The Nominating Committee, of which Mr. McNeill is Chairman, recommends to the Board of Directors nominees to fill additional directorships that may be created and to fill vacancies that may exist on the Board of Directors. There was one meeting of the Nominating Committee during 2002, held as part of a Board of Directors meeting. The Nominating Committee will consider nominees recommended by stockholders. Recommendations by stockholders should be submitted to the Secretary of the Company and should identify the nominee by name and provide detailed background information. Recommendations received by December 31, 2002 will be considered by the Nominating Committee for nomination at the 2003 Annual Meeting.

     During 2002, the Board of Directors held three meetings. Each director attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and the total number of meetings held by all committees on which he or she served.

Executive Officers of the Company

     The table below sets forth the executive officers of the Company as of February 14, 2003, and the Chairman of the Board in his capacity as President and Chief Executive Officer, their ages and their principal occupations during the past five years. Each has been appointed to serve in the capacities indicated until their successors are appointed and qualified, subject to their earlier resignation or removal by the Board of Directors.

                                           Principal Occupation
Name and Age                            During the Past Five Years
------------                            --------------------------

Antony Gram, 60.............    Chairman of the Board of Directors and Chief
                                Executive Officer of the Company since
                                July 13, 1994 and President since October 2,
                                1998. For more than the past five years, Mr. Gram has served as Managing Director of Gramyco, a scaffolding company, based in Belgium.


Sharon J. Hummerhielm, 53...    Executive Vice President and Corporate
                                Secretary since October 2, 1998, Mrs
                                Hummerhielm served as Vice President-
                                Administration and Corporate Secretary
                                since May 1995 and Vice President -
                                Administration prior to that time, having joined the Company in March 1975.

                                           Principal Occupation
Name and Age                            During the Past Five Years
------------                            --------------------------

Robert O. Moore, 54.........    Treasurer and Chief Financial Officer since
                                joining the Company in July 2002.  From
                                2001 until joining the Company, he was a financial consultant. From 2000 until 2001 he was Chief Financial Officer of SkyWay
                                Partners, Inc a developer and operator of telecommunications systems. From 1998 until 2000, he was Vice President of Finance, Chief Financial Officer and Corporate Secretary for Mark III Industries, a manufacturer of vans and trucks.

ITEM 11.

                             EXECUTIVE COMPENSATION

     Due to the Company's liquidity situation, Antony Gram has served as Chairman of the Board , Chief Executive Officer and President of the Company without compensation. The Securities and Exchange Commission's rules on executive compensation disclosure require, however, that the Summary Compensation Table which appears below, depict the compensation for the past three years of the Company's chief executive officer and its four most highly compensated executive officers whose annual salary and bonuses exceed $100,000. Accordingly, the table set forth below, discloses the annual compensation paid to Antony Gram (Chairman of the Board, Chief Executive Officer and President) and Sharon Hummerhielm (Executive Vice President and Corporate Secretary) for the three years ended December 31, 2002.

Summary Compensation Table

Summary Compensation Table

                          Annual                           Long Term
                          Compensation                     Compensation
                          -------------------------------------------------------------------------------
                                                           Awards                           Payouts
                                                           ------------------------         -------------
Name and         Fiscal   Salary      Bonus  Other Annual  SARs/Restricted  Stock   LTIP    All Other
Principal        Year      ($)         ($)   Compensation   Stock Awards    Options Payouts Compensation
Position                                     (a)                              (#)            ($)
---------------------------------------------------------------------------------------------------------
Antony Gram,     2002      --          --        --           --              --     --           --
Chairman of the  2001      --          --        --           --              --     --           --
Board, President 2000      --          --        --           --              --     --           --
& CEO

Sharon J.        2002     $124,945     --        --           --              --     --           --
Hummerhielm      2001     $122,947   $13,933(b)  --           --              --     --           --
Exec. VP &       2000     $122,939   $10,245(b)  --           --              --     --           --
Corporate Sec'y

     -------

(a) In accordance with the rules of the Commission, amounts totaling less than the lower of $50,000 or 10% of the total annual salary and bonus have been omitted.

(b) Ms.Hummerhielm was awarded a bonus of $13,933 in 2001 , which was paid in December 2002; a bonus of $10,245 in 2000, which was paid in January 2001. To date, no bonus was awarded for 2002. January 2000.


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

     Salary

     Salaries paid to officers (other than the Chief Executive Officer and President) are based upon the Committee's review of the nature of the position, competitive salaries and the contribution, experience and Company tenure of the officer. Salaries (if any) paid to the Chief Executive Officer and President are determined by the Committee, subject to ratification by the Board of Directors and are based upon the Committee's subjective evaluation of contributions to the Company, performance and salaries paid by competitors to their Chief Executive Officer and President. Since January 2000, Mrs. Hummerhielm, and other officers were granted salary increases.

     Annual Bonus

     Although the Company's liquidity situation has required the Company to limit the awarding of bonuses to only certain limited instances, it is the intention of the Committee that an executive's annual compensation consist of a base salary and an annual bonus. All officers and managerial employees of the Company (except those who are otherwise entitled to receive additional compensation) will be considered by the Compensation Committee for a bonus. Such bonuses are earned based upon the success of the Company, or of the subsidiary or division for which the individual is responsible, in achieving its goals. There were bonuses awarded to all non-commissioned employees of the Company in 2002 for 2001, including officers, as a percentage of their base salary.

     Long Term Incentive Program

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

     All of the issued and outstanding stock of Selex, Ottergeerde 14, 4941 VM Raamsdonksveer, The Netherlands, is owned by Wilbury, a majority of which is, in turn, owned by Antony Gram. As the majority shareholder of Wilbury, Antony Gram is treated as the beneficial owner of all of the Company's Common Stock held by Selex. In addition, Mr. Gram beneficially owns Yasawa, c/o Zarf Trust Corporation, N.V., 1-5 Plaza JoJo Correa, PO Box 897, Willemstad, Curacao, Netherlands Antilles. Since Yasawa is the direct owner of 7,098,975 shares of the Common Stock of the Company, and Selex is the direct owner of 2,820,066 shares of the Common Stock of the Company, Mr. Gram is deemed to be the beneficial owner of an aggregate of 9,919,041 shares of Common Stock of the Company (73.23%).

     The following table sets forth information, as of February 14, 2003, concerning the beneficial ownership by all directors and nominees, by each of the executive officers named in the Summary Compensation Table (the "Summary Compensation Table") and by all directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined under the rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.


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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2002, all
Section 16(a) filing requirements were satisfied.

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

     As of December 31, 2002, the Company's outstanding debt to Yasawa was $3,000,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's properties. The terms of repayment of the Yasawa loan provide for $100,000 of monthly payments of principal in cash or contracts receivable at 100% of face value, with recourse. Interest accrues at 6% for 2000, at the prime rate adjusted semi-annually to the then current rate ranging from 9.5% to 4.75% for 2001 and 2002 and 4.25% effective January 1, 2003. The Company satisfied its principal obligation to Scafholding as of December 31, 1999. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of December 31, 2002, the total amount of interest accrued on the Yasawa and Scafholding obligations is approximately $1,629,000, which is included in accrued interest.

     During 2002, Swan loaned the Company an additional $3,849,000 so that it was able to meet its working capital requirements. The Company's debt to Swan as of December 31, 2002, of $8,282,000 is secured by a second lien on the Company's receivables. Swan has agreed to accept contracts receivable at 90% of face value, with recourse, in payment of the Company's obligation to Swan. The Company recognizes a loss on the transfer of contracts at less than face value. The amount of each monthly payment will be dependent upon the amount of contracts receivable in the Company's portfolio, excluding contracts receivable held as collateral for prior receivable sales. Each month, the Company is required to transfer to Swan , as debt repayment, all current contracts receivable in the Company's portfolio in excess of $500,000. Swan does not charge interest for the first six months after an advance; thereafter, the interest was 6% for 2000, at the prime rate adjusted semi-annually to the then current rate ranging from 9.5% to 4.75% for 2001 and 2002 and 4.25% effective January 1, 2003. As of December 31, 2002, the accrued and unpaid interest on the Swan notes of approximately $837,000 is included in accrued interest.

     The Company recognized interest expense and a contribution to additional paid in capital for preferential cost of funds advanced by Swan and other affiliated companies. The first six months of each loan advance from Swan that is non-interest bearing, the Company recognizes interest at the prime rate, the Company's incremental borrowing rate. The Company recorded interest expense and a capital contribution in the amount of approximately $78,000 and $170,000, for 2002 and 2001, respectively. For 2000 the company recognized an additional interest expense and capital contribution of $408,000 on all outstanding debt balances to Yasawa, Scafholding and Swan at 8%, the Company's incremental borrowing rate and the amount accrued under the terms of the respective notes.

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

     During 2001, the Company entered into a joint venture agreement (the "Venture") with Scafholding, (see Note 12), for the purchase of property tax certificates, application of tax deeds, administration and the acquisition and sale of land. The Company provides administrative, managerial, sales and marketing services to the Venture. The Company is reimbursed by the Venture for all commissions and marketing costs plus an administrative fee of 10% of all sales consummated. Scafholding provides financing to the Venture and has loaned the Venture approximately $1,554,000 as of December 31, 2002. Interest on the outstanding debt accrues at the fixed rate of 7.75%. Net income is to be distributed equally between the Company and Scafholding. The Company records its investment in the Venture on the equity method as control of the Venture rests with Scafholding as specified in the joint venture agreement.

     In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse. The Company has an agreement with Swan whereby Swan may loan the Company funds to be repaid with contracts receivable at 90% of face value, with recourse.

     In 2002, the Company filed a Form 13E(3) and a preliminary proxy statement related to a proposed going private transaction. These documents are currently being reviewed by the SEC staff. These filings were done pursuant to actions by the Board of Directors. On December 13, 2001, the Board of Directors approved, subject to stockholder approval, a 1 for 500,000 reverse split of the Company's common stock and a related amendment to the Company's Articles of Incorporation reducing the number of authorized shares to 30. Based on the current common stockholdings, if voted and approved by the stockholders, the reverse split will reduce the number of the Company's stockholders to two stockholders: Selex International, B.V., a Netherlands corporation ("Selex") and Yasawa Holdings, N.V., a Netherlands Antilles corporation ("Yasawa"). The date of the meeting of stockholders to consider both matters will be determined upon the conclusion of the review and subsequent amendments to the disclosures in preliminary proxy statement and Form13E(3) filings.

ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)     1.   Financial Statements

             See Item 8, Index to Consolidated Financial Statements and Supplemental Data.


        2.   Financial Statement Schedules
                                                                     Page
                                                                     ----

             Independent Auditors' Report....................         53

             Schedule II - Valuation and qualifying accounts
                           for each of the three years ended
                           December 31, 2002.................         54

             All other schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

        3.   Exhibits

             Attached hereto as Exhibit 10(pp) is the Purchase and Sale Agreement between the Company and Finova Capital Group for the acquisition of the remaining contracts receivable purchased in 1990 and 1992 by Oxford Finance Company. See the Exhibit Index included herewith.

(b)     Reports on Form 8-K

             None.

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF THE DELTONA CORPORATION:


     We have audited the consolidated financial statements of The Deltona Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 and have issued our reports thereon dated February 6, 2003, except for Note 12 as to which the date is March 7, 2003, (which expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's ability to continue as a going concern), included elsewhere in this Annual Report on Form 10-K. Our audit also included the financial statement schedules listed in Item 14(a)2 of this Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




JAMES MOORE & COMPANY P.L.
Certified Public Accountants
Gainesville, Florida
February 6, 2003 except for Note 12
as to which the date is March 7, 2003

                                                                     SCHEDULE II


                      THE DELTONA CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                                 Additions
                                                                                 Charged to
Those Valuation and Qualifying Accounts                Balance at  Revenues,     Deductions     Balance at
Which are Deducted in the Balance Sheet                Beginning   Costs, and    from           End of
  from the Assets to Which They Apply                  of Period   Expenses      Reserves       Period
---------------------------------------                ----------  -----------   ----------     ----------
Year ended December 31, 2002


  Allowance for uncollectible contracts(a)(c).......   $  205      $ 1,834        $  1,839       $  200
                                                       ======      =======        ========       ======

  Unamortized contract valuation discount(b)........   $  138      $   227        $    217       $  148
                                                       ======      =======        ========       ======
Year ended December 31, 2001


  Allowance for uncollectible contracts(a)(c).......   $  291      $ 1,774        $  1,860       $  205
                                                       ======      =======        ========       ======

  Unamortized contract valuation discount(b)........   $  264      $    73        $    199       $  138
                                                       ======      =======        ========       ======


Year ended December 31, 2000


  Allowance for uncollectible contracts(a)(c).......   $  606      $ 1,176        $  1,491       $  291
                                                       ======      =======        ========       ======

  Unamortized contract valuation discount(b)........   $  293      $   267        $    296       $  264
                                                       ======      =======        ========       ======



------------

(a) Represents estimated uncollectible contracts receivable (see Notes 1 and 2 to Consolidated Financial Statements).

(b) Represents the unamortized discount generated from initial valuations of contracts receivable (see Notes 1 and 2 to Consolidated Financial Statements).

(c) In 2002, the loss recognized on the transfer of contracts receivable has been reclassified from a component of "Estimated uncollectible sales" to "Loss on transfer of contracts receivable" and the amount for 2001 and 2000, have been reclassified to conform to this presentation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DELTONA CORPORATION
  (Company)


By:/s/ Robert O. Moore                           DATE:         March 12, 2002
   ----------------------
   Robert O.Moore, Treasurer, Chief Financial
   Officer and Chief Accounting Officer

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

  /s/  Christel DeWilde
------------------------------------------------
       Christel DeWilde, Director

  /s/  George W. Fischer
------------------------------------------------
       George W. Fischer, Director

 /s/   Rudy Gram
------------------------------------------------
       Rudy Gram, Director

 /s/   Thomas B. McNeill
------------------------------------------------
       Thomas B. McNeill, Director             DATE:        March 12, 2002


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





                           INDEX TO EXHIBITS
                                                                                 Sequentially
Exhibit                                                                            Numbered
Number                  Exhibits                                                     Page
--------                -------------------------------------------------------- ------------
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

10(oo)                  Joint Venture Agreement dated September 1, 2001  between
                        Five Points Title as Trustee for Scafholding B.V. and the Company++++++

10(pp) Purchase and Sale Agreement dated February 27, 2003 between the Company and Finova Capital Corporation for the acquisition of the remaining contracts receivable purchased in 1990 and 1992 by Oxford Finance Company.

11 Statement of computation of net income (loss) per common share.

18 Letter dated March 22, 1991 from Deloitte & Touche regarding a change in the method of applying accounting principles or practices by Company.+

21                      Subsidiaries of Company.

23                      Consent of James Moore & Co. , P.L.

99.1                    Certification  of  Chief  Executive Officer pursuant to
                        18  U.S.C. Section 1350, as adopted  pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002

99.2                    Certification  of  Chief  Financial Officer pursuant to
                        18  U.S.C. Section 1350, as adopted  pursuant to Section
                        906 of the Sarbanes-Oxley Act of 2002

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


                                        59
