Form 10-Q
period 2003-03-31
DELTONA CORP
filed 2003-05-13
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

   X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---             SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ending March 31, 2003
                                                  ---------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---             OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from       to
                                                 -----    -----
                          Commission file number 1-4719

                            THE DELTONA CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       59-0997584
--------------------------------------------------------------------------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

 8014 SW 135 STREET ROAD, OCALA, FLORIDA                     34473
--------------------------------------------------------------------------------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code      (352)307-8100
                                                   -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

         Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of May 9, 2003.

                         PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                      ------------------------------------
                                 ($000 Omitted)

                                                       March 31,    December 31,
                                                         2003           2002
                                                      -----------   ------------
                                                      (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents, including escrow
 deposits and restricted cash of $801 in 2003
 and $820 in 2002 .................................   $  1,216      $  1,039
                                                      --------      --------
Contracts receivable for land sales - net .........        276           930
                                                      --------      --------
Mortgages and other receivables - net .............         46           139
                                                      --------      --------

Inventories:
 Land and land improvements .......................      7,199         7,237
 Housing ..........................................      2,279         1,754
                                                      --------      --------
         Total inventories ........................      9,478         8,991
                                                      --------      --------

Property, plant, and equipment - net ..............        630           608
Investment in venture .............................         54            70
Prepaid expenses and other ........................        853           967
                                                      --------      --------
       Total ......................................   $ 12,553      $ 12,744
                                                      ========      ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Mortgages and similar debt(c):
 Mortgage notes payable - related parties .........   $  2,700      $  3,000
 Other loans - related parties ....................      8,729         8,282
 Other loans ......................................         81            95
                                                      --------      --------
   Total mortgages and similar debt ...............     11,510        11,377

Accounts payable - trade ..........................        817           332
Accrued interest payable - related parties ........      1,663         2,466
Obligation under recourse provisions ..............      2,070         3,088
Accrued expenses and other ........................        566           334
Customers' deposits ...............................      1,362         1,161
Deferred revenue ..................................      4,054         3,818
                                                      --------      --------
   Total liabilities ..............................     22,042        22,576
                                                      --------      --------

Commitments and contingencies:

Stockholders' equity (deficit):

  Preferred stock, $1 par value - authorized
   5,000,000 shares; no shares are issued and
   outstanding, preferences will be determined
   prior to issuance...............................        -0-           -0-

  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 13,544,277 shares
  (excluding 12,228 shares held in treasury........     13,544        13,544

Additional paid-in capital.........................     52,555        52,518
Accumulated deficit................................    (75,588)      (75,894)
                                                      --------      --------
         Total stockholders' equity (deficit)......     (9,489)       (9,832)
                                                      --------      --------
                  Total............................   $ 12,553      $ 12,744
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

                                                          Three Months Ended
                                                      --------------------------
                                                       March 31,      March 31,
                                                         2003           2002
                                                      -----------   ------------
Revenues:
 Net land sales ....................................  $     1,304   $     1,677
 Sales - housing ...................................        1,077           973
 Recognized improvement revenue- prior period sales            49            42
 Gain on termination of recourse obligation ........          872           -0-
 Interest income ...................................           66            69
 Other .............................................          207           202
                                                      -----------   -----------
     Total .........................................        3,575         2,963
                                                      -----------   -----------

Costs and expenses :
 Cost of sales and improvements ....................        1,312         1,251
 Selling, general, administrative and other expenses        1,668         1,450
 Loss in Joint Venture .............................           17             4
 Loss on transfer of contracts receivable ..........          139            33
 Interest expense ..................................          132            92
                                                      -----------   -----------
     Total .........................................        3,268         2,830
                                                      -----------   -----------

Income from operations before income taxes .........          307           133

Provision for income taxes .........................          -0-           -0-
                                                      -----------   -----------

Net income .........................................  $       307   $       133
                                                      ===========   ===========

Net income per common share ........................  $      0.02   $      0.01
                                                      ===========   ===========

Number of common and common equivalent shares ......   13,544,277    13,544,277
                                                      ===========   ===========



See accompanying notes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                           FOR THE THREE MONTHS ENDED
                           --------------------------
                        MARCH 31, 2003 AND MARCH 31, 2002
                        ---------------------------------
                                 ($000 Omitted)



                                                          Three Months Ended
                                                      --------------------------
                                                       March 31,      March 31,
                                                         2003           2002
                                                      -----------   ------------


Cash flows from operating activities ...............  $  (561)      $ (1,283)
                                                      -------       --------

Cash flows from investing activities:
  Payment for acquisition of equipment .............  $   (48)      $    (18)
                                                      -------       --------

Cash flows from financing activities:
  New borrowings ...................................      800          1,000
  Repayment of borrowings ..........................      (14)           (15)
                                                      -------       --------
         Net cash provided by (used in)financing
        activities .................................      786            985
                                                      -------       --------

Net increase (decrease) in cash and cash equivalents      177           (316)

Cash and cash equivalents, beginning of period .....    1,039            923
                                                      -------       --------

Cash and cash equivalents, end of period ...........  $ 1,216       $    607
                                                      =======       ========





See accompanying notes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                           FOR THE THREE MONTHS ENDED
                           --------------------------
                        MARCH 31, 2003 AND MARCH 31, 2002
                        ---------------------------------
                                 ($000 Omitted)



                                                          Three Months Ended
                                                      --------------------------
                                                       March 31,      March 31,
                                                         2003           2002
                                                      -----------   ------------

Reconciliation of net income to net cash provided by (used in) operating activities:

  Net income .......................................  $    307      $    133
                                                      --------      --------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization ....................        26            20
  Provision for estimated uncollectible sales
   and Recourse obligation .........................       215           357
  Contract valuation discount, net of
   amortization ....................................        60           (45)
  Equity in loss in joint venture ..................        17             4
  Imputed interest on debt with related party ......        36            25
  Loss on transfer of contracts receivable .........       139            33

Net change in assets and liabilities ...............    (1,361)       (1,810)
                                                       -------       -------
         Total adjustments .........................   $  (868)      $(1,416)
                                                       -------       -------

Net cash provided by (used in) operating
 activities ........................................   $  (561)      $(1,283)
                                                       =======       =======

Supplemental disclosure of non cash investing
         and financing activities:
 Interest expense treated as contribution to
  capital...........................................   $    36       $    25
                                                       =======       =======
 Transfer of contracts receivable for debt
  repayment.........................................   $ 1,693       $   628
                                                       =======       =======



See accompanying notes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                                 MARCH 31, 2003
                                 --------------

THE INFORMATION PRESENTED HEREIN AS OF MARCH 31, 2003 FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 IS UNAUDITED.

(a)  BASIS OF PRESENTATION

     The condensed unaudited financial statements of The Deltona Corporation and subsidiaries ("The Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Commission rules and regulations. The information furnished reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

     The Company has been dependent on its ability to sell or otherwise finance contracts receivable and/or secure other financing sources to meet its cash requirements. Additional financing in the amount of $800,000 was required during the three months ending March 31, 2003 and was funded through additional loans from Swan. Additional financing will be required in the future. Although Swan has loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse since 1999, there can be no guarantee that the Company will be able to generate sufficient receivables to obtain sufficient financing in the future or that the Company will be able to obtain financing from Yasawa, Scafholding, Swan and other related parties, or from unrelated parties.

(b)  INVENTORIES

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):

                              Land and Improvements
                              ---------------------

                                                     March 31,      December 31,
                                                      2003              2002
                                                    -----------     ------------
     Unimproved land.............................   $    420        $    420
     Land in various stages of development.......      2,714           2,622
     Fully improved land.........................      4,065           4,195
                                                    --------        --------
            Total................................   $  7,199        $  7,237
                                                    ========        ========

(c)  MORTGAGES AND SIMILAR DEBT

     As of March 31, 2003, the Company's outstanding debt to Yasawa was $2,700,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's properties. The terms of repayment of the Yasawa loan provide for $100,000 of monthly payments of principal in cash or contracts receivable at 100% of face value, with recourse. Interest accrues at the prime rate adjusted semi-annually to the then current rate of 4.75% for 2002 and 4.25% effective January 1, 2003. The Company satisfied its principal obligation to Scafholding as of December 31, 1999. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of March 31, 2003, the total amount of interest accrued on the Yasawa and Scafholding obligations is approximately $1,663,000, which is included in accrued interest.

     During the three months ended March 31, 2003, Swan loaned the Company an additional $800,000 so that it was able to meet its working capital requirements. The Company's debt to Swan as of March 31, 2003, of $8,729,000 is secured by a second lien on the Company's receivables. Swan has agreed to accept contracts receivable at 90% of face value, with recourse, in payment of the Company's obligation to Swan. The Company recognizes a loss on the transfer of contracts at less than face value. The amount of each monthly payment will be dependent upon the amount of contracts receivable in the Company's portfolio. Each month, the Company is required to transfer to Swan , as debt repayment, all current contracts receivable in the Company's portfolio in excess of $500,000, including contracts that have not yet met the Company's revenue recognition criteria. Swan does not charge interest for the first six months after an advance; thereafter, the interest accrues at the prime rate adjusted semi-annually to the then current rate of 4.75% for 2002 and 4.25% effective January 1, 2003. As of March 31, 2003, the Company paid the accrued and unpaid interest on the Swan notes through the transfer of contracts receivable at 90% of their face value.

     The Company records interest expense for all borrowing at the Company's incremental borrowing rate, which is currently the prime rate. Since the interest does not accrue for the first six months of each loan advance from Swan, the interest calculated is expensed and recorded as additional paid-in capital. This amount was approximately $37,000 for the three months ended March 31, 2003.

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

     The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $18,000 and $17,000, in the three months ended March 31, 2003 and 2002, respectively, in revenue pursuant to these agreements. The Company also services the Swan receivable portfolio, which consisted of 954 contracts (approximately $11,506,000) as of March 31, 2003; however, the Swan portfolio is serviced at no charge to Swan under the Trust and Servicing Agreement.

(d)  COMMITMENTS AND CONTINGENCIES

     Homesite  sales  contracts  provide  for the return of all  monies  paid in
(including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto.

(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Interest incurred was $136,000 and $129,000 for the three months ended March 31, 2003 and 2002, respectively of which $5,000 and $37,000 was capitalized for the three months ended March 31, 2003 and 2002, respectively.

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

(h)  REPURCHASE OF CONTRACTS AND TERMINATION OF RECOURSE OBLIGATION

     On March 7, 2003, the Company closed on an agreement that resulted in the termination of its repurchase obligation on contracts receivable sold in 1990 and 1992. The termination of this recourse obligation covering approximately $1 million of contracts receivable, substantially all of which were non-performing, resulted in a one-time gain on termination of a recourse obligation of approximately $872,000 and a reduction in the liability for "Obligation under recourse provisions". In terminating the obligation, the Company acquired over 200 contracts receivable, substantially all of which are non-performing, each of which is collateralized by an improved vacant residential lot, and over 150 lots, which were added to the Company's land inventory. As a part of this transaction, the Company received lots that are being conveyed to Citony Development Corporation pursuant to a 1992 purchase agreement, which conveyed all of the Company's property in the Citrus Springs subdivision, including any lots reacquired under this transaction. The aggregate costs incurred of approximately $215,000 were assigned to (a) $50,000 to contracts receivable for the net value of contracts expected to be collected; and (b) $165,000 to land for the remaining value, attributed to the land acquired and the land to be acquired through the normal collateral process.

(i)  INCOME TAXES

     For the quarters ending March 31 2003 and 2002, the Company reported income for financial reporting purposes, and a net loss for tax purposes through the utilization of the benefit of net operating loss carry-forwards. Although the Company utilized the tax benefit carry-forwards in these quarters, there can be no assurance that the Company will generate taxable income for the year or utilize any of the carry-forward benefits.

(j)  SUBSEQUENT EVENTS

     On April 30, 2003, Florida Water Services sent the Company notice that they believe that Marion County intends to acquire their assets in Marion Oaks subdivision through a condemnation action. Florida Water stated that they are not aware of "if or when" such action may occur. If this action were to occur, it is expected that Marion County would replace Florida Water as the provider of water and sewer services within Marion Oaks subdivision. Without further information concerning the timing and consequences of the potential action, the financial and operational impact upon the Company is not known.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q of the Company for the quarter ended March 31, 2003 contains certain forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Items 1 and 2, contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

RESULTS OF OPERATIONS
---------------------

     For the three months ended March 31, 2003 and March 31, 2002.

Revenues
--------

     Total revenues were $3,575,000 for the first three months of 2003 compared to $2,963,000 for the comparable 2002 period.

     New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the three months ended March 31, 2003 and 2002 were $1,578,000 and $2,064,000, respectively. The Company had a backlog of approximately $2,549,000 in unrecognized sales as of March 31, 2003. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price. The decrease in sales reflects lower sales by the Company's independent dealers for the period.

     Housing revenues were $1,077,000 for the first three months of 2003 versus $973,000 for the comparable 2002 period. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues increased as a result of more homes being closed in the period. The backlog of houses under contract was $9,977,000 and $6,282,000 as of March 31, 2003 and 2002, respectively.

     The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                                                     Three Months Ended
                                                  March 31,          March 31,
                                                    2003               2002
                                                  ---------          ---------

         Gross land sales..................       $   1,578          $   2,064
         Housing Sales.....................           1,077                973
                                                  ---------          ---------
                  Total Real Estate               $   2,655          $   3,037
                                                  =========          =========

     Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $49,000 for the first three months of 2003 versus $42,000 for the comparable 2002 period.

     Interest income was $66,000 for the first three months of 2003 versus $69,000 for the comparable period in 2002.

     Other revenues were $207,000 for the three months of 2003 versus $202,000 for the comparable period in 2002. Other revenues are principally generated by the Company's title insurance and real estate brokerage subsidiaries.

Costs and Expenses
------------------

     Costs and expenses were $3,268,000 for the first three months of 2003 versus $2,830,000 for the comparable period in 2002.

     Cost of sales increased to $1,312,000 for the first three months of 2003, versus $1,251,000 for the comparable period in 2002 due to increased housing sales.

     Commissions, advertising and other selling expenses totaled $1,019,000 for the three months of 2003 versus $959,000 for the comparable period in 2002. General and administrative expenses were $416,000 for the first three months of 2003 versus $347,000 for the comparable period in 2002 as a result of increased overhead expenses. Real estate tax expenses were $233,000 for the first three months of 2003 versus $144,000 for the comparable period in 2002.

     Interest expense was $132,000 for the first three months of 2003 compared to $96,000 for the first three months of 2002. The interest expense increased due to less interest being capitalized for development costs and increased due to increased outstanding debt. For an expanded discussion of the Company's debt agreements, see the following section, "Liquidity and Capital Resources".

Net Income
----------

     The Company reported net income of $307,000 for the first three months of 2003 versus a net income of $133,000 for the comparable period in 2002. The net income is due to a non-cash gain of $872,000 on the termination of a repurchase obligation on contracts that had been sold in 1990 and 1992.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Mortgages and Similar Debt

     As of March 31, 2003, the Company's outstanding debt to Yasawa was $2,700,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's properties. The terms of repayment of the Yasawa loan provide for $100,000 of monthly payments of principal in cash or contracts receivable at 100% of face value, with recourse. Interest accrues at the prime rate adjusted semi-annually to the then current rate of 4.75% for 2002 and 4.25% effective January 1, 2003. The Company satisfied its principal obligation to Scafholding as of December 31, 1999. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of March 31, 2003, the total amount of interest accrued on the Yasawa and Scafholding obligations is approximately $1,663,000, which is included in accrued interest.

     During the three months ended March 31, 2003, Swan loaned the Company an additional $800,000 so that it was able to meet its working capital requirements. The Company's debt to Swan as of March 31, 2003, of $8,729,000 is secured by a second lien on the Company's receivables. Swan has agreed to accept contracts receivable at 90% of face value, with recourse, in payment of the Company's obligation to Swan. The Company recognizes a loss on the transfer of contracts at less than face value. The amount of each monthly payment will be dependent upon the amount of contracts receivable in the Company's portfolio. Each month, the Company is required to transfer to Swan , as debt repayment, all current contracts receivable in the Company's portfolio in excess of $500,000, including contracts that have not yet met the Company's revenue recognition criteria. Swan does not charge interest for the first six months after an advance; thereafter, the interest accrues at the prime rate adjusted semi-annually to the then current rate of 4.75% for 2002 and 4.25% effective January 1, 2003. As of March 31, 2003, the Company paid the accrued and unpaid interest on the Swan notes through the transfer of contracts receivable at 90% of their face value.

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

     Contracts and Mortgages Receivable Sales and Transfers

     Approximately $20 million of outstanding contracts receivable had been sold or transferred by the Company subject to recourse obligations as of March 31, 2003. There are no funds on deposit with purchasers of the receivables as collateral for the recourse obligations. A provision has been established for the Company's obligation under the recourse provisions of which approximately $2,070,000 remains at March 31, 2003.

     The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $18,000 and $17,000, in the three months ended March 31, 2003 and 2002, respectively, in revenue pursuant to these agreements. The Company also has an agreement with Swan for the servicing of its receivable portfolio; however, the Company does not receive servicing fees from Swan.

     In the future, if the Company elects to do so, Yasawa and Scafholding have agreed to purchase contracts receivable at 65% of face value, with recourse. The Company has an agreement with Swan whereby Swan may loan the Company funds to be repaid with contracts receivable at 90% of face value, with recourse.

 Other Obligations

     Currently, the Company has an obligation to complete land improvements prior to sale. Prior to 1991, the Company had an obligation to complete land improvements upon deeding which, depending on contractual provisions, typically occurred within 90 to 120 days after the completion of payments by the customer. The estimated cost to complete improvements to lots and tracts from which sales have been made is included in deferred revenue.

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

ITEM 3

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     The Company's exposure to market interest rate risk on its contracts receivable has been minimized by the terms of its credit facilities agreements. Under the credit agreements, all excess contracts are transferred to paydown the debt obligation. Therefore, it is expected that the Company will have less than $500,000 of current contracts receivable in the portfolio at any time. Prior to March 2003, the Company was also required to maintain contracts receivable adequate to cover the third party recourse obligation for contracts sold in 1990 and 1992. This recourse obligation was settled in March 2003.

     Contracts receivable consists of fixed interest rate paper with an initial collection term generally of ten years. The stated interest rate is below market interest rates for similar paper. The Company periodically adjusts the stated rate on new contracts in response to changes in the market interest rate and other competitive sales factors. The Company discounts the contracts notes receivable to current market rates. At March 31, 2003, the average stated rate for contracts receivable was 9%, and the discount rate used was 13.5%. Under its credit agreement, the Company is required to transfer all excess contracts receivable as defined to a creditor for debt reduction. The Company's outstanding contracts receivable, net of allowance for cancellations before valuation adjustment was $310,000 at March 31, 2003. The unamortized valuation adjustment at March 31, 2003 was $34,000. Management estimates that a 1% increase in the market interest rate equals a valuation discount increase of approximately $10,000, which would reduce net income.

     The Company also has exposure to market interest rate risk on outstanding debt. As of March 31, 2003, the Company has outstanding debt of approximately $11,510,000. The stated interest rate, which is adjusted semi-annually, is the prime rate, which was 4.25% at January 1, 2003. The outstanding debt has no standard repayment term: it is dependant on the Company's sales and future contracts receivable. Under the assumption that additional borrowing would be approximate to any debt repayment, the Company estimates that a 1% increase in the market interest rate equals an increase in interest expense of approximately $115,000, which would reduce net income.

ITEM 4
                             CONTROLS AND PROCEDURES


     We maintain disclosure controls and procedures that are designed to insure the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management , including the Chief Executive Officer and the Chief Financial Officer, an effectiveness of the design and operation of our disclosure controls and procedures pursuant to the exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our Exchange Act reports.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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



                                             THE DELTONA CORPORATION



Date: May 13, 2003                           By: /s/Robert O. Moore
                                             ---------------------------
                                             Robert O. Moore,
                                             Treasurer & Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Antony Gram, certify that:

1.   I have  reviewed  this  quarterly  report  on  Form  10-Q  of  The  Deltona
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/   Antony Gram
----------------------------------
Antony Gram, Chairman, President,
  and Chief Executive Officer

May 9, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Robert O Moore, certify that:

1.   I have  reviewed  this  quarterly  report  on  Form  10-Q  of  The  Deltona
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert O Moore
--------------------------
Robert O Moore, Treasurer
  and Chief Financial Officer

May 9, 2003