Form 10-K/A
period 2002-12-31
DELTONA CORP
filed 2003-08-13
CIK 27984

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
(Mark One)
   (X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,044,947 (based upon the sales price at which shares were sold on July 25, 2003 ($0.32 per share) multiplied by the 3,265,458 shares of stock owned by non-affiliates, excluding voting stock held by directors, executive officers and beneficial owners of more than 10% of the Registrant's voting stock ; however, this does not constitute an admission that any such holder is an "affiliate" for any purpose.)

     Indicate the number of shares outstanding of the Registrant's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, as of August 4, 2003, excluding 12,228 shares held in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
 ------------------------------------------------------------------------------

                             THE DELTONA CORPORATION

                                      INDEX

Form 10-K                                                                  Page
 Item No.               Section Heading in Attached Material              Number
---------               ------------------------------------              ------

PART I
  Items 1 and 2 ......  Business..................................          1
                          General.................................          1
                          Forward Looking Statements..............          1
                          Recent Developments.....................          2
                          Real Estate.............................          2
                          Other Businesses........................          7
                          Employees...............................          8
                          Competition.............................          8
                          Regulation..............................          8

  Item 3 .............  Legal Proceedings.........................         11
  Item 4 .............  Submission of Matters to a Vote of
                         Security Holders.........................         12

PART II
  Item 5 .............  Price Range of Common Equity and Related
                         Stockholder Matters......................         13
  Item 6 .............  Selected Consolidated Financial Data......         14
  Item 7 .............  Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations...............................         15
  Item 7A.............  Quantitative and Qualitative Disclosures
                         about Market Risk........................         21
  Item 8 .............  Index to Consolidated Financial Statements
                         and Supplemental Data ...................         23
  Item 9 .............  Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure...         42

PART III
  Item 10.............  Directors and Executive Officers of the
                         Registrant...............................         43
  Item 11.............  Executive Compensation....................         46
  Item 12.............  Security Ownership of Certain Beneficial
                         Owners and Management....................         48
  Item 13.............  Certain Relationships and Related
                         Transactions.............................         50
  Item 14.............  Controls and Procedures...................         51

PART IV
  Item 15 ............  Exhibits, Financial Statement Schedules
                         and Reports on Form 8-K .................         53

                                     PART I

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

                                    PART II

ITEM 5


          PRICE RANGE OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


                   SELECTED CONSOLIDATED FINANCIAL DATA


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
                            =======    ========      ========     =======

ITEM 9.

                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURES


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

                                    PART III

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

ITEM 14

                            CONTROLS AND PROCEDURES


Evaluation of Disclosure Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have evauluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this annual report on Form 10-K (the "Evaluation Date"). Based on such evaluation, they have concluded that, as of the Evaluaion Date, our disclosure controls and procedures are effective in alerting management on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

     Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could affect such controls.

                                    PART IV

ITEM 15

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)     1.   Financial Statements

             See Item 8, Index to Consolidated Financial Statements and Supplemental Data.


        2.   Financial Statement Schedules
                                                                     Page
                                                                     ----

             Independent Auditors' Report....................         54

             Schedule II - Valuation and qualifying accounts
                           for each of the three years ended
                           December 31, 2002.................         55

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Company has duly caused this amendment to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DELTONA CORPORATION
  (Company)


By:/s/ Robert O. Moore                           DATE:         August 13, 2002
   ----------------------
   Robert O.Moore, Treasurer, Chief Financial
   Officer and Chief Accounting Officer

     Pursuant to the requirements of the Securities Act of 1934, this amendment to the annual report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the date indicated.



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

  /s/  Christel DeWilde
------------------------------------------------
       Christel DeWilde, Director

  /s/  George W. Fischer
------------------------------------------------
       George W. Fischer, Director

 /s/   Rudy Gram
------------------------------------------------
       Rudy Gram, Director

 /s/   Thomas B. McNeill
------------------------------------------------
       Thomas B. McNeill, Director             DATE:        August 13, 2003


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

18 Letter dated March 22, 1991 from Deloitte & Touche regarding a change in the method of applying accounting principles or practices by Company.+

21                      Subsidiaries of Company.

23                      Consent of James Moore & Co. , P.L.

31.1                    Certification  of  Chief  Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

31.2                    Certification  of  Chief  Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

32                      Certification Under  Section  906 of the Sarbanes-Oxley
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


                                        60
