Form 10-Q
period 2003-06-30
DELTONA CORP
filed 2003-08-13
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ending June 30, 2003
                                                  -------------

                                       OR

   ___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934.

                        For the transition period from to
                       ----------------------------------
                          Commission file number 1-4719
                                                 ------

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
                                                   -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of August 4, 2003.

                          PART I- FINANCIAL INFORMATION
                          =============================

ITEM 1.     FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                       -----------------------------------
                                 ($000 Omitted)


                                                      June 30,      December 31,
                                                        2003            2002
                                                    ------------    ------------
                                                    (Unaudited)
                         ASSETS
                         ------

Cash and cash equivalents, including escrow
 deposits and restricted cash of $843 in 2003
 and $820 in 2002 .............................     $  1,405        $  1,039
                                                    --------        --------
Contracts receivable for land sales - net .....          204             930
                                                    --------        --------
Mortgages and other receivables - net .........           75             139
                                                    --------        --------

Inventories:
 Land and land improvements ...................        6,850           7,237
 Housing ......................................        2,124           1,754
                                                    --------        --------
        Total inventories .....................        8,974           8,991
                                                    --------        --------

Property, plant, and equipment - net ..........          605             608
Investment in venture .........................           36              70
Prepaid expenses and other ....................        1,042             967
                                                    --------        --------
        Total .................................     $ 12,341        $ 12,744
                                                    ========        ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Mortgages and similar debt:
 Mortgage notes payable - related parties .....     $  2,400        $  3,000
 Other loans - related parties ................        8,098           8,282
 Other loans ..................................           67              95
                                                    --------        --------
   Total mortgages and similar debt ...........       10,565          11,377

Accounts payable - trade ......................        1,073             332
Accrued interest payable - related parties ....        1,694           2,466
Obligation under recourse provisions ..........        2,625           3,088
Accrued expenses and other ....................          845             334
Customers' deposits ...........................        1,896           1,161
Deferred revenue ..............................        3,383           3,818
                                                    --------        --------
   Total liabilities ..........................       22,081          22,576
                                                    --------        --------

Commitments and contingencies:

Stockholders' equity (deficit):

  Preferred stock, $1 par value - authorized
  5,000,000 shares; no shares are issued and
  outstanding, preferences will be determined
  prior to issuance ...........................          -0-             -0-

  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 13,544,277
  shares (excluding 12,228 shares held in
  treasury ....................................       13,544          13,544

Additional paid-in capital ....................       52,590          52,518
Accumulated deficit ...........................      (75,874)        (75,894)
                                                    --------        --------
        Total stockholders' equity (deficit) ..       (9,740)         (9,832)
                                                    --------        --------
              Total ...........................     $ 12,341        $ 12,744
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
                            -------------------------
                     ($000 Omitted Except Per Share Amounts)


                                            Six Months Ended               Three Months Ended
                                         ----------------------          ----------------------
                                         June 30,      June 30,          June 30,      June 30,
                                           2003          2002              2003          2002
                                         --------      --------          --------      --------
Revenues:
 Net land sales...................       $ 2,885       $ 3,112           $ 1,581       $  1,435
 Sales - Housing..................         3,438         2,335             2,361          1,362
 Recognized improvement revenue-
  prior period sales..............            99           129                51             88
 Gain on termination of recourse
  obligation......................           872           -0-               -0-            -0-
 Interest income..................           131           226                64            157
 Other ...........................           331           418               123            215
                                         -------       -------           -------       --------
     Total........................         7,756         6,220             4,180          3,257
                                         -------       -------           -------       --------

Costs and expenses :
 Cost of sales and improvements ..         3,741         2,844             2,430          1,594
 Selling, general, administrative
  and other expenses..............         3,485         2,995             1,818          1,544
 Loss in Joint Venture............            34             4                17            -0-
 Loss on transfer of contracts
  receivable......................           217            74                77             41
 Interest expense.................           258           217               127            125
                                         -------       -------           -------       --------
     Total........................         7,735         6,134             4,469          3,304
                                         -------       -------           -------       --------

Income (loss) from operations
 before income taxes..............            21            86              (289)           (47)

Provision for income taxes........           -0-           -0-               -0-            -0-
                                         -------       -------           -------       --------

Net income (loss).................       $    21       $    86           $  (289)      $    (47)
                                         =======       =======           =======       ========

Net income (loss)per common share.       $  0.00       $  0.01           $ (0.02)      $  (0.00)
                                         =======       =======           =======       ========

Number of common and common
 equivalent shares................       13,544,277    13,544,277        13,544,277    13,544,277
                                         ==========    ==========        ==========    ==========



See accompanying notes.



                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE SIX MONTHS ENDED
                            ------------------------
                         JUNE 30, 2003 AND JUNE 30, 2002
                         -------------------------------
                                 ($000 Omitted)

                                                            Six Months Ended
                                                         -----------------------
                                                           June 30,   June 30,
                                                             2003       2002
                                                         ----------- -----------

Cash flows from operating activities .................   $  (356)    $(1,676)
                                                         -------     -------

Cash flows from investing activities:
  Payment for acquisition of equipment ...............   $   (50)    $   (44)
                                                         -------     -------

Cash flows from financing activities:
  New borrowings .....................................       800       1,644
  Repayment of borrowings ............................       (28)        -0-
                                                         -------     -------
       Net cash provided by (used in)financing
        activities ...................................       772       1,644
                                                         -------     -------

Net increase (decrease) in cash and cash equivalents..       366         (76)

Cash and cash equivalents, beginning of period .......     1,039         923
                                                         -------     -------

Cash and cash equivalents, end of period .............   $ 1,405     $   847
                                                         =======     =======





See accompanying notes.



                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE SIX MONTHS ENDED
                            ------------------------
                         JUNE 30, 2003 AND JUNE 30, 2002
                         -------------------------------
                                 ($000 Omitted)


                                                            Six Months Ended
                                                         -----------------------
                                                           June 30,   June 30,
                                                             2003       2002
                                                         ----------- -----------

Reconciliation of net income to net cash provided by (used in) operating activities:

  Net income .........................................   $    21     $    86
                                                         -------     -------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization ......................        54          46
  Provision for estimated uncollectible sales-net ....      (459)        646
  Contract valuation discount, net of amortization ...       (75)        (25)
  Imputed Interest on debt with related party ........        72          86
  Equity in loss in joint venture ....................        34           4
  Loss on transfer of contracts receivable ...........       217          74
  Net change in assets and liabilities ...............      (220)     (2,593)
                                                         -------     -------
               Total adjustments .....................   $  (377)    $(1,762)
                                                         -------     -------

Net cash provided by (used in) operating activities ..   $  (356)    $(1,676)
                                                         =======     =======

Supplemental disclosure of non cash investing and financing activities:

 Interest expense treated as contribution to capital..   $    72     $    86
                                                         =======     =======
 Transfer of contracts receivable for debt repayment..   $ 2,764     $ 1,336
                                                         =======     =======



See accompanying notes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                                  JUNE 30, 2003
                                  -------------

THE INFORMATION PRESENTED HEREIN AS OF JUNE 30, 2003 FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 IS UNAUDITED.

(a)  BASIS OF PRESENTATION

     The condensed unaudited financial statements of The Deltona Corporation and subsidiaries ("the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Commission rules and regulations. The information furnished reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

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

     The Company has been dependent on its ability to sell or otherwise finance contracts receivable and/or secure other financing sources to meet its cash requirements. Additional financing in the amount of $800,000 was required during the six months ending June 30, 2003 and was funded through additional loans from Swan. Additional financing will be required in the future. Although Swan has loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse since 1999, there can be no guarantee that the Company will be able to generate sufficient receivables to obtain sufficient financing in the future or that the Company will be able to obtain financing from Yasawa, Scafholding, Swan and other related parties, or from unrelated parties.

(b)  INVENTORIES

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):

                              Land and Improvements
                              ---------------------
                                                       June 30,    December 31,
                                                         2003          2002
                                                     -----------   ------------
       Unimproved land.............................  $    420      $    420
       Land in various stages of development.......     2,714         2,622
       Fully improved land.........................     3,716         4,195
                                                     --------      --------
              Total................................  $  6,850      $  7,237
                                                     ========      ========

(c)  MORTGAGES AND SIMILAR DEBT

     As of June 30, 2003, the Company's outstanding debt to Yasawa was $2,400,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's properties. The terms of repayment of the Yasawa loan provide for $100,000 of monthly payments of principal in cash or contracts receivable at 100% of face value, with recourse. Interest accrues at the prime rate adjusted semi-annually to the then current rate of 4.75% for 2002, 4.25% for January 1 through June 30, 2003 and 4.0% effective July 1, 2003. The Company satisfied its principle obligation to Scafholding as of December 31, 1999. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of June 30, 2003, the total amount of interest accrued on the Yasawa and Scafholding obligations is approximately $1,694,000, which is included in accrued interest.

     During the six months ended June 30, 2003, Swan loaned the Company an additional $800,000 to meet the Company's working capital requirements. The Company's debt to Swan as of June 30, 2003, of $8,098,000 is secured by a second lien on the Company's receivables. Swan has agreed to accept contracts receivable at 90% of face value, with recourse, in payment of the Company's obligation to Swan. The Company recognizes a loss on the transfer of contracts at less than face value. The amount of each monthly payment will be dependent upon the amount of contracts receivable in the Company's portfolio. Each month, the Company is required to transfer to Swan , as debt repayment, all current contracts receivable in the Company's portfolio in excess of $500,000, including contracts that have not yet met the Company's revenue recognition criteria. Swan does not charge interest for the first six months after an advance; thereafter, the interest accrues at the prime rate adjusted semi-annually to the then current rate of 4.75% for 2002, 4.25% for January 1 through June 30, 2003 and 4.0% effective July 1, 2003. As of June 30, 2003, the Company paid the accrued and unpaid interest on the Swan notes through the transfer of contracts receivable at 90% of their face value.

     The Company records interest expense for all borrowing at the Company's incremental borrowing rate, which is currently the prime rate. Since the interest does not accrue for the first six months of each loan advance from Swan, the interest calculated is expensed and recorded as additional paid-in capital. This amount was approximately $71,900 for the six months ended June 30, 2003.

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

     The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $35,000 and $38,000, in the six months ended June 30, 2003 and 2002, respectively, in revenue pursuant to these agreements. The Company also services the Swan receivable portfolio, which consisted of 1,106 contracts (approximately $13,015,000) as of June 30, 2003; however, the Swan portfolio is serviced at no charge to Swan under the Trust and Servicing Agreement.

(d)  COMMITMENTS AND CONTINGENCIES

     Homesite  sales  contracts  provide  for the return of all  monies  paid in
(including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto.

(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Interest incurred was $269,000 and $254,000 for the six months ended June 30, 2003 and 2002, respectively, of which $11,000 and $37,000 was capitalized for the six months ended June 30, 2003 and 2002, respectively.

(f)  EARNINGS OR LOSS PER SHARE

     Basic earnings (loss) per common and common equivalent share were computed by dividing net income (loss) by the weighted average number of shares of Common Stock and common stock equivalents outstanding during each period.

(g)  CAPITAL TRANSACTION

     In 2002, the Company filed a Form 13E(3) and a preliminary proxy statement related to a proposed going private transaction. These documents are currently being reviewed by the SEC staff. These filings were done pursuant to actions by the Board of Directors. On December 13, 2001, the Board of Directors approved, subject to stockholder approval, a 1 for 500,000 reverse split of the Company's common stock and a related amendment to the Company's Articles of Incorporation reducing the number of authorized shares to 30. Based on the current common stockholdings, if voted and approved by the stockholders, the reverse split will reduce the number of the Company's stockholders to two stockholders: Selex International, B.V., a Netherlands corporation ("Selex") and Yasawa Holdings, N.V., a Netherlands Antilles corporation ("Yasawa"). The date of the meeting of stockholders to consider both matters will be determined upon the conclusion of the review and subsequent amendments to the disclosures in preliminary proxy statement and Form 13E(3) filings.

(h)  REPURCHASE OF CONTRACTS AND REDUCTION OF RECOURSE OBLIGATION LIABILITY

     On March 7, 2003, the Company closed on an agreement to repurchase 200 contracts receivable aggregating approximately $1 million from an unrelated third party. The Company had sold the contracts in 1990 and 1992 subject to a repurchase obligation. The contract portfolio had been subsequently conveyed to other unrelated investors. The Company did not service this contract portfolio.

     All of the  repurchased  contracts  were beyond their  original  term.  The
Company entered into the agreement principally to reacquire underlying collateral, the developed residential lots , under very favorable terms for the Company because the organization selling the contracts back to the Company was in bankruptcy proceedings and desired to quickly liquidate these contracts receivable for a one-time cash payment.

     Based upon its analysis of recent payment history, management has determined approximately 25 contracts aggregating approximately $50,000 might be collectable. Management exercised its right to cancel the remaining nonperforming contracts and recover the underlying collateral of developed residential lots. The reacquired lots will be added to its land inventory and sold in the normal course of business.

     The aggregate repurchase cost incurred was approximately $215,000, including costs of title searches, legal fees, transfer fees, taxes and other direct costs. The cost was first assigned to the net realizable value of contracts expected to be collected in the normal course of business of $50,000, and the remaining cost of $165,000 was assigned to land inventory to be recovered. The management believes, based on the sale of similar developed lots, that the Company's expected net realizable value of the recoverable developed lots exceeds its cost basis.

     Prior to the repurchase of these contracts, the Company had a net recourse obligation of $872,000 for this portfolio of sold contracts. Management periodically analyzes and adjusts its recourse obligation liability based on reports of the non- performing status of the contracts receivable and its obligation to replace the contracts (perpetuating the recourse obligation). Management also considered other factors including the negative impact of the bankruptcy of the owner of the portfolio. Management believes the liability was equal to the expected obligation to replace the non-performing contracts with performing contracts in the normal course of business. The Company recognized a one-time gain approximately $872,000 as a direct result of the reduction of the recourse obligation liability when the recourse obligation was eliminated. The Company was able to receive very favorable terms in this transaction due to the one-time cash repurchase of the remaining contracts from an organization going through bankruptcy proceedings. Incidental to the transaction, lots that were designated as additional collateral for the recourse obligation and owned by an affiliated company, Citony Development Corporation, were released to Citony.

(i)  INCOME TAXES

     For the six  month  period  ending  June 30,  2003 and  2002,  the  Company reported income for financial reporting purposes, and a net loss for tax purposes through the utilization of the benefit of net operating loss carry-forwards. Although the Company utilized the tax benefit carry-forwards in these quarters, there can be no assurance that the Company will generate taxable income for the year or utilize any of the carry-forward benefits.

(j)  OTHER EVENTS

     On April 30, 2003, Florida Water Services sent the Company notice that they believe that Marion County intends to acquire their assets in Marion Oaks subdivision through a condemnation action. Florida Water stated that they are not aware of "if or when" such action may occur. If this action were to occur, it is expected that Marion County would replace Florida Water as the provider of water and sewer services within the Marion Oaks subdivision. Without further information concerning the timing and consequences of the potential action, the financial and operational impact upon the Company is not known.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q of the Company for the three and six months ended June 30, 2003 contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Items 1 and 2, contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     All of the above estimates are based on the current expectations of our management team, which may change in the future due to a large number of potential events, including unanticipated future developments.

     The following factors are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: the availability of operating capital; general economic, financial and business conditions; competition for customers in the single-family and multi-family home market; the costs of construction; and changes in and compliance with governmental regulations.

RESULTS OF OPERATIONS
---------------------

     For the six months ended June 30, 2003 and June 30, 2002.

Revenues
--------

     Total revenues were $7,756,000 for the six months ended June 30, 2003 ($4,180,000 for the quarter ended June 30, 2003) compared to $6,220,000 for the comparable 2002 period ($3,257,000 for the quarter ending June 30, 2002).

     New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the six months ended June 30, 2003 and 2002 were $3,912,000 ($2,254,000 for the three months ended June 30, 2003) and $3,386,000 ($1,783,000 for the quarter ending June 30, 2002, respectively. The Company had a backlog of approximately $2,972,000 in unrecognized sales as of June 30, 2003. Such contracts are not included in retail land sales until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

     Housing revenues were $3,438,000 for the first six months of 2003 versus $2,335,000 for the comparable 2002 period. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues increased as a result of more homes being closed in the period. The backlog of houses under contract was $11,809,000 and $7,077,000 as of June 30, 2003 and 2002, respectively.

     The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                               Six Months Ended            Three Months Ended
                           -----------------------      -----------------------
                           June 30,       June 30,      June 30,       June 30,
                             2003           2002          2003           2002
                           --------       --------      --------       --------

     Gross Land Sales:     $ 3,418        $  3,792      $ 1,839        $ 1,728
                           -------        --------      -------        -------

     Housing Sales:          3,438           2,335        2,361          1,362
                           -------        --------      -------        -------

       Total Real Estate:  $ 6,856        $  6,127      $ 4,200        $ 3,090
                           =======        ========      =======        =======

     Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $99,000 for the first six months of 2003 ($51,000 for the three months ending June 30, 2003) versus $129,000 for the comparable 2002 period ($88,000 for the three months ending June 30, 2002).

     Interest income was $131,000 for the first six months of 2003 ($64,000 for the three months ending June 30, 2003) versus $226,000 for the comparable period in 2002 ($157,000 for the three months ending June 30, 2003).

     Other revenues were $331,000 for the first six months of 2003 ($123,000 for the three months ending June 30, 2003 versus $418,000 for the comparable period in 2002 ($215,000 for the three months ending June 30, 2002). Other revenues are principally generated by the Company's title insurance and real estate brokerage subsidiaries.

Costs and Expenses
------------------

     Costs and expenses were $7,735,000 for the first six months of 2003 ($4,469,000 for the three months ending June 30, 2003) versus $6,134,000 for the comparable period in 2002 ($3,304,000 for the three months ending June 30, 2002).

     Cost of sales increased to $3,741,000 for the first six months of 2003 ($2,430,000 for the three months ending June 30, 2003) versus $2,844,000 for the comparable period in 2002 ($1,594,000 for the three months ending June 30, 2002) due to increased housing sales.

     Commissions, advertising and other selling expenses totaled $2,346,000 for the six months of 2003 ($1,330,000 for the three months ending June 30, 2003) versus $1,893,000 for the comparable period in 2002 ($934,000 for the three months ending June 30, 2002). General and administrative expenses were $672,000 for the first six months of 2003 ($256,000 for the three months ending June 30, 2003) versus $815,000 for the comparable period in 2002 ($468,000 for the three months ending June 30, 2002) as a result of increased overhead expenses. Real estate tax expenses were $467,000 for the first six months of 2003 ($233,000 for the three months ending June 30, 2003) versus $287,000 for the comparable period in 2002 ($143,000 for the three months ending June 30, 2002).

     Interest expense was $258,000 for the first six months of 2003 ($127,000 for the three months ending June 30, 2003) compared to $217,000 for the first six months of 2002 ($125,000 for the three months ending June 30, 2002). The interest expense increased due to less interest being capitalized for development costs and increased due to increased outstanding debt. For an expanded discussion of the Company's debt agreements, see the following section, "Liquidity and Capital Resources".

Net Income
----------

     The Company reported net income of $21,000 for the first six months of 2003 (a net loss of ($289,000) for the three months ending June 30, 2003) versus a net income of $86,000 for the comparable period in 2002 ( a net loss of ($47,000) for the three months ending June 30, 2002). The 2003 net income is due to a non-cash gain of $872,000 on the termination of a repurchase obligation on contracts that had been sold in 1990 and 1992.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Mortgages and Similar Debt

     As of June 30, 2003, the Company's outstanding debt to Yasawa was $2,400,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's properties. The terms of repayment of the Yasawa loan provide for $100,000 of monthly payments of principle in cash or contracts receivable at 100% of face value, with recourse. Interest accrues at the prime rate adjusted semi-annually to the then current rate of 4.75% for 2002, 4.25% effective January 1, 2003 and 4% effective July 1, 2003. The Company satisfied its principle obligation to Scafholding as of December 31, 1999. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of June 30, 2003, the total amount of interest accrued on the Yasawa and Scafholding obligations is approximately $1,694,000, which is included in accrued interest.

     During  the six months  ended June 30,  2003,  Swan  loaned the  Company an additional $800,000 so that it was able to meet its working capital requirements. The Company's debt to Swan as of June 30, 2003, of $8,098,000 is secured by a second lien on the Company's receivables. Swan has agreed to accept contracts receivable at 90% of face value, with recourse, in payment of the Company's obligation to Swan. The Company recognizes a loss on the transfer of contracts at less than face value. The amount of each monthly payment will be dependent upon the amount of contracts receivable in the Company's portfolio. Each month, the Company is required to transfer to Swan , as debt repayment, all current contracts receivable in the Company's portfolio in excess of $500,000, including contracts that have not yet met the Company's revenue recognition criteria. Swan does not charge interest for the first six months after an advance; thereafter, the interest accrues at the prime rate adjusted semi-annually to the then current rate of 4.75% for 2002, 4.25% effective January 1, 2003 and 4.0% effective July 1, 2003. As of June 30, 2003, the Company paid the accrued and unpaid interest on the Swan notes through the transfer of contracts receivable at 90% of their face value.

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

     Contracts and Mortgages Receivable Sales and Transfers

     Approximately $20 million of outstanding contracts receivable had been sold or transferred by the Company subject to recourse obligations as of June 30, 2003. There are no funds on deposit with purchasers of the receivables as collateral for the recourse obligations. A provision has been established for the Company's obligation under the recourse provisions of which approximately $2,687,000 remains at June 30, 2003.

     The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $35,000 and $38,000, in the six months ended June 30, 2003 and 2002, respectively, in revenue pursuant to these agreements. The Company also has an agreement with Swan for the servicing of its receivable portfolio; however, the Company does not receive servicing fees from Swan.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     The Company's exposure to market interest rate risk on its contracts receivable has been minimized by the terms of its credit facilities agreements. Under the credit agreements, all excess contracts are transferred to pay down the debt obligation. Therefore, it is expected that the Company will have less than $500,000 of current contracts receivable in the portfolio at any time. Prior to March 2003, the Company was also required to maintain contracts receivable adequate to cover the third party recourse obligation for contracts sold in 1990 and 1992. This recourse obligation was settled in March 2003.

     Contracts receivable consists of fixed interest rate paper with an initial collection term generally of ten years. The stated interest rate is below market interest rates for similar paper. The Company periodically adjusts the stated rate on new contracts in response to changes in the market interest rate and other competitive sales factors. The Company discounts the contracts notes receivable to current market rates. At June 30, 2003, the average stated rate for contracts receivable was 9.0%, and the discount rate used was 13.5%. Under its credit agreement, the Company is required to transfer all excess contracts receivable as defined to a creditor for debt reduction. The Company's outstanding contracts receivable, net of allowance for cancellations before valuation adjustment was $234,000 at June 30, 2003. The unamortized valuation adjustment at June 30, 2003 was $44,000. Management estimates that a 1% increase in the market interest rate equals a valuation discount increase of approximately $10,000, which would reduce net income.

     The Company also has exposure to market interest rate risk on outstanding debt. As of June 30, 2003, the Company has outstanding debt of approximately $10.5 million. The stated interest rate, which is adjusted semi-annually, is the prime rate, which was 4.0% at June 30, 2003. The outstanding debt has no standard repayment term: it is dependant on the Company's sales and future contracts receivable. Under the assumption that additional borrowing would be approximate to any debt repayment, the Company estimates that a 1% increase in the market interest rate equals an increase in interest expense of approximately $105,000, which would reduce net income.

ITEM 4.  CONTROLS AND PROCEDURES


     (a) Evaluation of disclosure controls and procedures.

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. The evaluation conducted by the Company's Chief Executive Officer and Chief Financial Officer has provided them with reasonable assurance that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

     Disclosure controls and procedures and other procedures that are designed to insure that information required to be disclosed in Company reports filed or submitted and reported, within the time periods specified in the Security and Exchange Commission's rules and forms.

     Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

     (b) Changes in internal controls.

     There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION
                           ===========================

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     See attached Exhibit 31.1 for Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (CEO Certification by Antony Gram)

     See attached Exhibit 31.2 for Certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 (CFO Certification by Robert O. Moore)

     See attached Exhibit 32 for Certification under Section 906 of the Sarbanes
- Oxley Act of 2002.

     (b) Reports on Form 8-K

     None.





                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE DELTONA CORPORATION


Date: August 13, 2003                      By: /s/Robert O. Moore
                                           --------------------------
                                           Robert O. Moore,
                                           Treasurer & Chief Financial Officer

                                                                    Exhibit 31.1

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

  /s/   Antony Gram
---------------------------------
Antony Gram, Chairman, President,
  and Chief Executive Officer

August 13, 2003

                                                                    Exhibit 31.2

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

    /s/ Robert O Moore
--------------------------------
Robert O Moore, Treasurer
  and Chief Financial Officer

August 13, 2003

                                                                      Exhibit 32


                         CERTIFICATION UNDER SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


Pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act of  2002,  each  of the undersigned certifies that the periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and result of operations of The Deltona Corporation.


/S/ Antony Gram
-------------------------------
Antony Gram
Chairman of the Board, President and Chief Executive Officer
August 13, 2003



/S/ Robert O. Moore
--------------------------------
Robert O. Moore
Chief Financial Officer
August 13, 2003


     A signed original of this written statement required by Section 906 has been provided to The Deltona Corporation and will be retained by The Deltona Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

     The foregoing certification accompanies the issuer's Quarterly report on Form 10-Q and is not filed as provided in SEC Release Nos. 33-8212, 34-4751 and IC-25967, dated June 30, 2003.