Form 10-Q
period 2003-09-30
DELTONA CORP
filed 2003-10-24
CIK 27984

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ------         OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ending September 30, 2003
                                                -------------------

                                       OR

 -------        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from _________ to_________

                          Commission file number 1-4719

                             THE DELTONA CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   59-0997584
--------------------------------------------------------------------------------
(State of other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

 8014 SW 135 STREET ROAD, OCALA, FLORIDA                 34473
--------------------------------------------------------------------------------
(Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code   (352)307-8100
                                                   -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ----    ----

     Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date: 13,544,277 shares of common stock, $1 par value, excluding treasury stock, as of October 15, 2003.

                          PART I- FINANCIAL INFORMATION
                          =============================

ITEM 1.         FINANCIAL STATEMENTS

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                    ----------------------------------------
                                 ($000 Omitted)
                                 --------------

                                                   September 30,    December 31,
                                                       2003             2002
                                                   -------------    ------------
                                                    (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents, including escrow
 deposits and restricted cash of $1,017 in 2003
 and $820 in 2002  .............................   $  1,491         $  1,039
                                                   --------         --------
Contracts receivable for land sales - net ......        353              930
                                                   --------         --------
Mortgages and other receivables - net ..........        185              139
                                                   --------         --------

Inventories:
 Land and land improvements ....................      6,480            7,237
 Housing .......................................      2,196            1,754
                                                   --------         --------
        Total inventories ......................      8,676            8,991
                                                   --------         --------

Property, plant, and equipment - net ...........        617              608
Investment in venture ..........................          9               70
Prepaid expenses and other .....................      1,002              967
                                                   --------         --------
        Total ..................................   $ 12,333         $ 12,744
                                                   ========         ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Mortgages and similar debt:
 Mortgage notes payable - related parties ......   $  2,100         $  3,000
 Other loans - related parties .................      8,637            8,282
 Other loans ...................................         53               95
                                                   --------         --------
   Total mortgages and similar debt ............     10,790           11,377

Accounts payable - trade .......................        621              332
Accrued interest payable - related parties .....      1,722            2,466
Obligation under recourse provisions ...........      2,542            3,088
Accrued expenses and other .....................      1,081              334
Customers' deposits ............................      1,769            1,161
Deferred revenue ...............................      3,543            3,818
                                                   --------         --------
   Total liabilities ...........................     22,068           22,576
                                                   --------         --------
Commitments and contingencies:

Stockholders' equity (deficit):

  Preferred stock, $1 par value - authorized
  5,000,000 shares; no shares are issued and
  outstanding, preferences will be determined
  prior to issuance ............................        -0-              -0-

  Common stock, $1 par value - authorized
  15,000,000 shares; outstanding: 13,544,277
  shares (excluding 12,228 shares held in
  treasury).....................................     13,544           13,544

Additional paid-in capital .....................     52,603           52,518
                                                   --------         --------
Accumulated deficit ............................    (75,882)         (75,894)
                                                   --------         --------
        Total stockholders' equity (deficit) ...    ( 9,735)          (9,832)
                                                   --------         --------
                Total ..........................   $ 12,333         $ 12,744
                                                   ========         ========

See accompanying notes.

                                        2


                   THE DELTONA CORPORATION AND SUBSIDIARIES
                   ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
            ---------------------------------------------------------
                            FOR THE PERIODS INDICATED
                            -------------------------
                     ($000 Omitted, Except Per Share Amounts)



                                           Nine Months Ended              Three Months Ended
                                     ----------------------------    ----------------------------
                                     September 30,  September 30,    September 30,  September 30,
                                         2003           2002             2003           2002
                                     -------------  -------------    -------------  -------------

Revenues:
 Net land sales ..................   $    4,860     $     4,068      $    1,975     $       956
 Sales - Housing .................        6,166           4,092           2,728           1,757
 Recognized improvement revenue-
  prior period sales .............          115             232              16             103
 Gain on termination of recourse
  obligation .....................          872               0               0               0
 Interest income .................          183             298              52              73
 Other ...........................          568             593             238             175
                                     ------------   -----------     -----------    ------------
     Total                               12,764           9,283           5,009           3,064
                                     ------------   -----------     -----------    ------------

Costs and expenses :
 Cost of sales and improvements ..        6,597           4,711           2,856           1,867
 Selling, general, administrative
  and other expenses .............        5,419           4,311           1,934           1,316
 Loss in Joint Venture ...........           62              16              27              12
 Loss on transfer of contracts
  receivable......................          299             103              83              29
 Interest expense ................          374             350             117             133
                                     ------------   -----------     -----------    ------------
     Total .......................       12,751           9,491           5,017           3,357
                                     ------------   -----------     -----------    ------------

Income (loss) from operations
 before income taxes

Provision for income taxes .......            -0-           -0-             -0-             -0-
                                     ------------   -----------     -----------    ------------

Net income (loss) ................   $         13   $      (208)    $        (8)   $       (293)
                                     ============   ===========     ===========    ============

Net income (loss)per common share    $        .00   $      (.01)    $      (.00)   $       (.02)
                                     ============   ===========     ===========    ============

Number of common and common
 equivalent shares ...............     13,544,277    13,544,277      13,544,277      13,544,277
                                     ============   ===========     ===========    ============



See accompanying notes.



                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE NINE MONTHS ENDED
                            -------------------------
                    SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                    -----------------------------------------
                                 ($000 Omitted)

                                                        Nine Months Ended
                                                 -------------------------------
                                                 September 30,     September 30,
                                                     2003              2002
                                                 -------------     -------------
Cash flows from operating activities ........    $(1,416)          $(1,779)
                                                 -------           -------

Cash flows from investing activities:
  Payment for acquisition of equipment ......    $   (90)          $   (44)
                                                 -------           -------

Cash flows from financing activities:
  New borrowings ............................      2,000             1,640
  Repayment of borrowings ...................        (42)              (41)
                                                 -------           -------
       Net cash provided by (used in)
        financing activities ................      1,958             1,599
                                                 -------           -------

Net increase (decrease) in cash and
 cash equivalents ...........................        452              (224)

Cash and cash equivalents, beginning of
 period .....................................      1,039               923
                                                 -------           -------

Cash and cash equivalents, end of period ....    $ 1,491           $   699
                                                 =======           =======



See accompanying notes.



                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
            UNAUDITED CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
            ---------------------------------------------------------
                            FOR THE NINE MONTHS ENDED
                            -------------------------
                    SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                    -----------------------------------------
                                 ($000 Omitted)

                                                        Nine Months Ended
                                                 -------------------------------
                                                 September 30,     September 30,
                                                     2003              2002
                                                 -------------     -------------

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

  Net income(loss)...........................    $     13          $   (208)
                                                 --------          --------

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization .............          81                68
  Provision for estimated uncollectible
   sales-net ................................         546               (54)
  Contract valuation discount, net of
   amortization .............................         103               (31)
  Imputed Interest on debt with related
   party ....................................          84                70
  Equity in loss in joint venture ...........          62                16
  Loss on transfer of contracts receivable...         299               104
  Net change in assets and liabilities ......      (2,604)           (1,744)
                                                 --------          --------
        Total adjustments ...................    $ (1,429)         $ (1,571)
                                                 --------          --------

Net cash provided by (used in) operating
 activities .................................    $ (1,416)         $ (1,779)
                                                 ========          ========

Supplemental disclosure of non cash
 investing and financing activities:
  Interest expense treated as contribution
   to capital ...............................    $     84          $     70
                                                 ========          ========

  Transfer of contracts receivable for debt
   and interest repayment ...................    $  3,892          $  1,935
                                                 ========          ========



See accompanying notes.

                    THE DELTONA CORPORATION AND SUBSIDIARIES
                    ----------------------------------------
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------
                               SEPTEMBER 30, 2003
                               ------------------

THE INFORMATION PRESENTED HEREIN AS OF SEPTEMBER 30, 2003 FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 IS UNAUDITED.

(a)  BASIS OF PRESENTATION

     The condensed unaudited financial statements of The Deltona Corporation and subsidiaries ("the Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Commission rules and regulations. The information furnished reflects, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K/A.

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

     The Company has been dependent on its ability to sell or otherwise finance contracts receivable and/or secure other financing sources to meet its cash requirements. Additional financing in the amount of $2,000,000 was required during the nine months ending September 30, 2003 and was funded through additional loans from Swan. Additional financing will be required in the future. Although Swan has loaned the Company additional funds to be paid back with contracts receivable at the rate of 90% of face value, with recourse since 1999, there can be no guarantee that the Company will be able to generate sufficient receivables to obtain sufficient financing in the future or that the Company will be able to obtain financing from Yasawa, Scafholding, Swan and other related parties, or from unrelated parties.

(b)  INVENTORIES

     Information with respect to the classification of inventory of land and improvements including land held for sale or transfer is as follows (in thousands):

                              Land and Improvements

                                            September  30,     December  31,
                                                2003               2002
                                            --------------     -------------
        Unimproved land...................  $    420           $    420
        Land in various stages of
         development......................     2,734              2,622
        Fully improved land...............     3,326              4,195
                                            --------           --------
                Total.....................  $  6,480           $  7,237
                                            ========           ========

(c)  MORTGAGES AND SIMILAR DEBT

     As of September 30, 2003, the Company's outstanding debt to Yasawa was $2,100,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's properties. The terms of repayment of the Yasawa loan provide for $100,000 of monthly payments of principal in cash or contracts receivable at 100% of face value, with recourse. Interest accrues at the prime rate adjusted semi-annually to the then current rate of 4.75% for 2002, 4.25% for January 1 through June 30, 2003 and 4.0% effective July 1, 2003. For advances after September 1, 2003, the minimum annual percentage rate charged is 6% per annum notwithstanding a lower prime rate. The Company satisfied its principal obligation to Scafholding as of December 31, 1999. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of September 30, 2003, the total amount of interest accrued on the Yasawa and Scafholding obligations is approximately $1,722,000, which is included in accrued interest.

     During the nine months ended September 30, 2003, Swan loaned the Company an additional $2,000,000 to meet the Company's working capital requirements. The Company's debt to Swan as of September 30, 2003, of $8,637,000 is secured by a second lien on the Company's receivables. Swan has agreed to accept contracts receivable at 90% of face value, with recourse, in payment of the Company's obligation to Swan. The Company recognizes a loss on the transfer of contracts at less than face value. The amount of each monthly payment will be dependent upon the amount of contracts receivable in the Company's portfolio. Each month, the Company is required to transfer to Swan , as debt repayment, all current contracts receivable in the Company's portfolio in excess of $500,000, including contracts that have not yet met the Company's revenue recognition criteria. Interest accrues at the prime rate adjusted semi-annually to the then current rate of 4.75% for 2002, 4.25% for January 1 through June 30, 2003 and 4.0% effective July 1, 2003. Effective September 1, 2003, a minimum interest rate of 6% will apply to all new advances notwithstanding a lower prime rate. As of September 30, 2003, the Company paid the accrued and unpaid interest on the Swan notes through the transfer of contracts receivable at 90% of their face value.

     The Company records interest expense for all borrowing at the Company's incremental borrowing rate, which is currently the prime rate. Prior to September 1, 2003, the interest did not accrue for the first six months of each loan advance from Swan, and the interest calculated was expensed and recorded as additional paid-in capital. This amount was approximately $85,000 for the nine months ended September 30, 2003.

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

     The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $54,000 and $55,000, in the nine months ended September 30, 2003 and 2002, respectively, in revenue pursuant to these agreements. The Company also services the Swan receivable portfolio, which consisted of 1,137 contracts (approximately $13,264,000) as of September 30, 2003; however, the Swan portfolio is serviced at no charge to Swan under the Trust and Servicing Agreement.

(d)  COMMITMENTS AND CONTINGENCIES

     Homesite  sales  contracts  provide  for the return of all  monies  paid in
(including paid-in interest) should the Company be unable to meet its contractual obligations after the use of reasonable diligence. If a refund is made, the Company will recover the related homesite and any improvement thereto.

(e)  CAPITALIZED INTEREST

     The Company capitalizes interest cost incurred during a project's construction period. Interest incurred was $391,000 and $385,000 for the nine months ended September 30, 2003 and 2002, respectively, of which $16,000 and $36,000 was capitalized for the nine months ended September 30, 2003 and 2002, respectively.

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

(h)  REPURCHASE OF CONTRACTS AND REDUCTION OF RECOURSE OBLIGATION LIABILITY

     On March 7, 2003, the Company closed on an agreement to repurchase 200 "non-performing" contracts receivable from an unrelated third party. The Company had sold the contracts in 1990 and 1992 subject to a repurchase obligation. The contract portfolio had been subsequently conveyed to other unrelated investors. The Company did not service this contract portfolio.

     The repurchased contracts had uncollected balances aggregating approximately $1 million and were beyond their original term. The Company entered into the agreement principally to reacquire underlying collateral, the developed residential lots , under terms favorable for the Company because the organization selling the contracts back to the Company was in bankruptcy proceedings and desired to quickly liquidate these contracts receivable for a one-time cash payment.

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

     The acquired assets were recorded at their fair value, the aggregate repurchase cost incurred of approximately $215,000, including costs of title searches, legal fees, transfer fees, taxes and other direct costs. The cost was first assigned to the net realizable value of contracts expected to be collected in the normal course of business of $50,000, and the remaining cost of $165,000 was assigned to land inventory to be recovered. The management believes, based on the sale of similar developed lots, that the Company's expected net realizable value of the recoverable developed lots exceeds its cost basis.

     Prior to the repurchase of these contracts, the Company had a net recourse obligation of $872,000 for this portfolio of sold contracts. Management periodically analyzes and adjusts its recourse obligation liability based on reports of the non-performing status of the contracts receivable and its obligation to replace the contracts (perpetuating the recourse obligation). Management also considered other factors including the negative impact of the bankruptcy of the owner of the portfolio. Management believes the liability was equal to the expected obligation to replace the non-performing contracts with performing contracts in the normal course of business. The Company recognized a one-time gain of approximately $872,000 as a direct result of the reduction of the recourse obligation liability when the recourse obligation was eliminated. The Company was able to receive very favorable terms in this transaction due to the one-time cash repurchase of the remaining contracts from an organization going through bankruptcy proceedings. Incidental to the transaction, lots that were designated as additional collateral for the recourse obligation and owned by an affiliated company, Citony Development Corporation, were released to Citony.

(i)  INCOME TAXES

     For the nine month period ending September 30, 2003, the Company reported income for financial reporting purposes, and a net loss for tax purposes through the utilization of the benefit of net operating loss carry-forwards. For the nine month period ending September 30, 2002, the Company reported a net loss for both financial reporting and tax purposes. Although the Company expects to utilize the tax benefit carry-forwards to offset any taxable income, there can be no assurance that the Company will generate taxable income for the year or utilize any of the carry-forward benefits.

(j)  OTHER EVENTS

     On September 12, 2003, Marion County acquired the utility assets of Florida Water Services within Marion Oaks subdivision through a condemnation action. Marion County replaced Florida Water as the provider of water and sewer services within the Marion Oaks subdivision. The Company does not expect this change to have a material impact upon the operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q of the Company for the three and nine months ended September 30, 2003 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under Items 1 and 2, contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

RESULTS OF OPERATIONS

     For the nine months ended September 30, 2003 and September 30, 2002.

Revenues
--------

     Total revenues were $12,764,000 for the nine months ended September 30, 2003 ($5,009,000 for the quarter ended September 30, 2003) compared to $9,283,000 for the comparable 2002 period ($3,064,000 for the quarter ending September 30, 2002).

     New retail land sales contracts entered into, including deposit sales on which the Company has received less than 20% of the sales price, net of cancellations, for the nine months ended September 30, 2003 and 2002 were $5,966,000 ($2,054,000 for the three months ended September 30, 2003) and $4,820,000 ($1,433,000 for the quarter ending September 30, 2002), respectively. The Company had a backlog of approximately $2,347,000 in unrecognized sales as of September 30, 2003. Such contracts are not included in retail land revenue until the applicable rescission period has expired and the Company has received payments totaling 20% of the contract sales price.

     Housing revenues were $6,166,000 for the first nine months of 2003 versus $4,092,000 for the comparable 2002 period. Revenues are not recognized from housing sales until the completion of construction and passage of title. Housing revenues increased as a result of more homes being closed in the period. The backlog of houses under contract was $14,139,000 and $8,034,000 as of September 30, 2003 and 2002, respectively.

     The following table reflects the Company's real estate product mix for the periods indicated (in thousands):

                           Nine Months Ended            Three Months Ended
                      September 30,  September 30,  September 30,  September 30,
                          2003           2002           2003           2002
                      -------------  -------------  -------------  -------------

  Gross Land Sales:.. $  5,508       $   5,093      $  2,090       $  1,300
                      --------       ---------      --------       --------
  Housing Sales:.....    6,166           4,092         2,728          1,757
                      --------       ---------      --------       --------
    Total Real
     Estate:......... $ 11,674       $   9,185      $  4,818       $  3,057
                      ========       =========      ========       ========

     Improvement revenues result from recognition of revenues deferred from prior period sales. Recognition occurs as development work proceeds on the previously sold property or customers are exchanged to a developed lot. Improvement revenues totaled $115,000 for the first nine months of 2003 ($16,000 for the three months ending September 30, 2003) versus $232,000 for the comparable 2002 period ($103,000 for the three months ending September 30, 2002).

     Interest income was $183,000 for the first nine months of 2003 ($52,000 for the three months ending September 30, 2003) versus $298,000 for the comparable period in 2002 ($73,000 for the three months ending September 30, 2002).

     Other revenues were $568,000 for the first nine months of 2003 ($238,000 for the three months ending September 30, 2003) versus $593,000 for the comparable period in 2002 ($175,000 for the three months ending September 30, 2002). Other revenues are principally generated by the Company's title insurance and real estate brokerage subsidiaries.


Costs and Expenses
------------------

     Costs and expenses were $12,751,000 for the first nine months of 2003 ($5,017,000 for the three months ending September 30, 2003) versus $9,491,000 for the comparable period in 2002 ($3,357,000 for the three months ending September 30, 2002).

     Cost of sales increased to $6,597,000 for the first nine months of 2003 ($2,856,000 for the three months ending September 30, 2003) versus $4,711,000 for the comparable period in 2002 ($1,867,000 for the three months ending September 30, 2002) due to increased housing sales.

     Commissions, advertising and other selling expenses totaled $3,642,000 for the nine months of 2003 ($1,296,000 for the three months ending September 30, 2003) versus $2,620,000 for the comparable period in 2002 ($790,000 for the three months ending September 30, 2002). General and administrative expenses were $1,027,000 for the first nine months of 2003 ($355,000 for the three months ending September 30, 2003) versus $1,163,000 for the comparable period in 2002 ($348,000 for the three months ending September 30, 2002) as a result of decreased overhead expenses. Real estate tax expenses were $750,000 for the first nine months of 2003 ($283,000 for the three months ending September 30, 2003) versus $431,000 for the comparable period in 2002 ($144,000 for the three months ending September 30, 2002).

     Interest expense was $374,000 for the first nine months of 2003 ($117,000 for the three months ending September 30, 2003) compared to $350,000 for the first nine months of 2002 ($133,000 for the three months ending September 30, 2002). The interest expense increased due to less interest being capitalized for development costs and increased due to increased outstanding debt for the nine month period ended September 30, 2003 when compared to the same period in 2002. For an expanded discussion of the Company's debt agreements, see the following section, "Liquidity and Capital Resources".

Net Income
----------

     The Company reported net income of $13,000 for the first nine months of 2003 (a net loss of ($8,000) for the three months ending September 30, 2003) versus a net loss of ($208,000) for the comparable period in 2002 ( a net loss of ($293,000) for the three months ending September 30, 2002). The 2003 net income is due to a non-cash gain of $872,000 on the termination of the remaining repurchase obligation on contracts that had been sold in 1990 and 1992.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Mortgages and Similar Debt

     As of September 30, 2003, the Company's outstanding debt to Yasawa was $2,100,000 secured by a first lien on the Company's receivables and a mortgage on all of the Company's properties. The terms of repayment of the Yasawa loan provide for $100,000 of monthly payments of principal in cash or contracts receivable at 100% of face value, with recourse. Interest accrues at the prime rate adjusted semi-annually to the then current rate of 4.75% for 2002, 4.25% for January 1 through June 30, 2003 and 4.0% effective July 1, 2003. For advances after September 1, 2003, the minimum annual percentage rate charged is 6% per annum notwithstanding a lower prime rate. The Company satisfied its principle obligation to Scafholding as of December 31, 1999. Yasawa and Scafholding have not required the Company to make interest payments since September 1, 1998. As of September 30, 2003, the total amount of interest accrued on the Yasawa and Scafholding obligations is approximately $1,722,000, which is included in accrued interest.

     During the nine months ended September 30, 2003, Swan loaned the Company an additional $2,000,000 to meet the Company's working capital requirements. The Company's debt to Swan as of September 30, 2003, of $8,637,000 is secured by a second lien on the Company's receivables. Swan has agreed to accept contracts receivable at 90% of face value, with recourse, in payment of the Company's obligation to Swan. The Company recognizes a loss on the transfer of contracts at less than face value. The amount of each monthly payment will be dependent upon the amount of contracts receivable in the Company's portfolio. Each month, the Company is required to transfer to Swan , as debt repayment, all current contracts receivable in the Company's portfolio in excess of $500,000, including contracts that have not yet met the Company's revenue recognition criteria. Interest accrues at the prime rate adjusted semi-annually to the then current rate of 4.75% for 2002, 4.25% for January 1 through June 30, 2003 and 4.0% effective July 1, 2003. Effective September 1, 2003, a minimum interest rate of 6% will apply to all new advances notwithstanding a lower prime rate. As of September 30, 2003, the Company paid the accrued and unpaid interest on the Swan notes through the transfer of contracts receivable at 90% of their face value.

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

     Contracts and Mortgages Receivable Sales and Transfers

     Approximately $20 million of outstanding contracts receivable had been sold or transferred by the Company subject to recourse obligations as of September 30, 2003. There are no funds on deposit with purchasers of the receivables as collateral for the recourse obligations. A provision has been established for the Company's obligation under the recourse provisions of which approximately $2,542,000 remains at September 30, 2003.

The Company has an agreement with Scafholding and Citony Development Corporation for the servicing of their receivable portfolios. The Company received approximately $54,000 and $55,000 , in the nine months ended September 30, 2003 and 2002, respectively, in revenue pursuant to these agreements. The Company also has an agreement with Swan for the servicing of its receivable portfolio; however, the Company does not receive servicing fees from Swan.

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

     Contracts receivable consists of fixed interest rate paper with an initial collection term generally of ten years. The stated interest rate is below market interest rates for similar paper. The Company periodically adjusts the stated rate on new contracts in response to changes in the market interest rate and other competitive sales factors. The Company discounts the contracts notes receivable to current market rates. At September 30, 2003, the average stated rate for contracts receivable was 8.6%, and the discount rate used was 13.5%. Under its credit agreement, the Company is required to transfer all excess contracts receivable as defined to a creditor for debt reduction. The Company's outstanding contracts receivable, net of allowance for cancellations before valuation adjustment was $396,000 at September 30, 2003. The unamortized valuation adjustment at September 30, 2003 was $43,000. Management estimates that a 1% increase in the market interest rate equals a valuation discount increase of approximately $8,000, which would reduce net income.

     The Company also has exposure to market interest rate risk on outstanding debt. As of September 30, 2003, the Company has outstanding debt of approximately $ 10.8 million. The stated interest rate, which is adjusted semi-annually, is the prime rate, which was 4.0% at September 30, 2003. Advances after September 1, 2003 have a minimum annual percentage rate of 6% per annum. The outstanding debt has no standard repayment term: it is dependant on the Company's sales and future contracts receivable. The Company estimates that a 1% increase in the market interest rate equals an increase in interest expense of approximately $108,000 per annum, which would reduce net income.

ITEM 4.         CONTROLS AND PROCEDURES


     (a) Evaluation of disclosure controls and procedures.

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. The evaluation conducted by the Company's Chief Executive Officer and Chief Financial Officer has provided them with reasonable assurance that as of September 30, 2003, the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

     Disclosure controls and procedures and other procedures are designed to insure that information required to be disclosed in Company reports filed or submitted and reported, within the time periods specified in the Security and Exchange Commission's rules and forms.

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



                                         THE DELTONA CORPORATION


Date: October 15, 2003                   By: /s/ Robert O. Moore
                                             -------------------
                                             Robert O. Moore,
                                             Treasurer & Chief Financial Officer

                                                                   Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Antony Gram, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2003 of The Deltona Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

               a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

               c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report (September 30, 2003) based upon such evaluation; and

               d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the third fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 15, 2003                         /s/   Antony Gram
                                              -------------------------------
                                              Antony Gram, Chairman, President,
                                              and Chief Executive Officer

                                                                    Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert O Moore, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2003 of The Deltona Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

               a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

               c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report (September 30, 2003) based upon such evaluation; and

               d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the third fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 15, 2003                        /s/ Robert O. Moore
                                              ---------------------------------
                                              Robert O. Moore, Treasurer and
                                              Chief Financial Officer

                                                                      Exhibit 32


                         CERTIFICATION UNDER SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


Pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act of  2002,  each  of the undersigned certifies that the periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and result of operations of The Deltona Corporation as of September 30, 2003.


/S/ Antony Gram
-----------------------------
Antony Gram
Chairman of the Board, President and Chief Executive Officer
October 15, 2003



/S/ Robert O. Moore
-----------------------------
Robert O. Moore
Chief Financial Officer
October 15, 2003


     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging , or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to The Deltona Corporation and will be retained by The Deltona Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

     The foregoing certification accompanies the issuer's quarterly report on Form 10-Q for the period ending September 30, 2003 and is not filed as provided in SEC Release Nos. 33-8238, 33-8212, 34-4751 and IC-25967.